Form 10-Q
period 2003-12-31
K FED BANCORP
filed 2004-03-26
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------                     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                               -----------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------                   EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-50592

                                  K-FED BANCORP
             (Exact name of registrant as specified in its charter)

FEDERAL                                           20-0411486
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

1359 N. GRAND AVENUE COVINA, CA                     91724
(Address of principal executive office)          (Zip Code)

                                  (800)524-2274
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes      No  X*
                      ---     ---

Indicate by check whether the registrant is an accelerated  filer (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X*
                                     ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value - 1,000 shares outstanding as of March 24, 2004.*

     * The registrant's Registration Statement on Form S-1 was declared effective on February 12, 2004.

                                    Form 10-Q

                                  K-FED BANCORP
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                      PAGE
         ---------------------                                      ----

Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
         as of December 31, 2003 and June 30, 2003                    1
        Consolidated Statements of Income for the
         Three and Six Months Ended December 31,
         2003 and 2002                                                2
        Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 2003 and 2002                  3
        Selected Notes to Consolidated Financial
         Statements                                                   4

Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                   6

Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                           12

Item 4: Controls and Procedures                                      13

PART II. OTHER INFORMATION
         -----------------

Item 1:  Legal Proceedings                                           13
Item 2:  Changes in Securities, Use of Proceeds and
          Issuer Purchases of Equity Securities                      13
Item 3:  Defaults upon Senior Securities                             14
Item 4:  Submission of Matters to a Vote of
          Security Holders                                           14
Item 5:  Other Information                                           14
Item 6:  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                           14

                                    K-FED BANCORP AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (UNAUDITED)
                                        DOLLARS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------

                                                                            DECEMBER 31,        JUNE 30,
                                                                               2003              2003
                                                                         ----------------  ----------------
                                ASSETS
ASSETS
  Cash and due from banks                                                  $     83,847       $      4,545
  Federal funds sold                                                            343,545             11,645
                                                                         ----------------  ----------------
      Total cash and cash equivalents                                           427,392             16,190

   Interest bearing deposits in other financial                                   2,970              6,437
    institutions

  Held-to-maturity investments, fair value of
    $55,398 and $14,373 at December 31, 2003 and
    June 30, 2003, respectively                                                  54,958             14,247

  Loans                                                                         380,766            391,921
    Less allowance for loan losses                                               (2,128)            (2,281)
                                                                         ----------------  ----------------
      Loans, net                                                                378,638            389,640

  Accrued interest receivable                                                     1,598              1,669
  Premises and equipment, net                                                     1,608              1,289
  Other assets                                                                    7,026              4,281
                                                                         ----------------  ----------------
        Total assets                                                            874,190            433,753
                                                                         ================  ================
                      LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
  Deposits
    Interest Bearing                                                       $    750,436       $    316,120
    Noninterest bearing                                                          34,868             30,119
                                                                         ----------------  ----------------
      Total deposits                                                            785,304            346,239

  Federal Home Loan Bank advances                                                50,000             50,000
  Accrued expenses and other liabilities                                          2,150              2,119
                                                                         ----------------  ----------------
      Total liabilities                                                         837,454            398,358

  Commitments and contingent liabilities

STOCKHOLDER'S EQUITY:
  Serial preferred stock, $.01 par value; 2,000,000
    shares authorized; issued and outstanding -
    none                                                                              -                  -
  Common stock, $.01 par value; 18,000,000
    authorized; issued and outstanding - 1,000                                        -                  -
  Retained earnings                                                              36,736             35,395
                                                                         ----------------  ----------------
      Total stockholder's equity                                                 36,736             35,395
                                                                         ----------------  ----------------
        Total liabilities and stockholder's equity                         $    874,190            433,753
                                                                         ================  ================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                  1


                                           K-FED BANCORP AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                      DOLLARS IN THOUSANDS, EXCEPT SHARE DATA
----------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              DECEMBER 31,                     DECEMBER 31,
                                                     ------------------------------    ----------------------------
                                                         2003              2002            2003             2002
                                                     -------------     ------------    -----------     ------------
INTEREST INCOME
  Interest and fees on loans                         $    4,732        $    4,710      $    9,332      $     9,055
  Interest on investment securities,                        509               115             712              295
    taxable
  Federal Home Loan Bank dividends                            -                13              28               26
  Other interest                                            132               224             197              440
                                                     -------------     ------------    -----------     ------------

      Total interest income                               5,373             5,062          10,269            9,816
                                                     -------------     ------------    -----------     ------------

INTEREST EXPENSE
  Interest on Federal Home Loan Bank
    advances                                                377               285             757              294
  Interest on deposits                                    2,014             1,773           3,971            3,499
                                                     -------------     ------------    -----------     ------------

      Total interest expense                              2,391             2,058           4,728            3,793
                                                     -------------     ------------    -----------     ------------

Net interest income                                       2,982             3,004           5,541            6,023

Provision for loan losses                                    62               368              92              571
                                                     -------------     ------------    -----------     ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         2,920             2,636           5,449            5,452
                                                     -------------     ------------    -----------     ------------

NONINTEREST INCOME
  Service charges and fees                                  491               438             988              823
  ATM fees and charges                                      283               271             571              542
  Commissions                                                58                66             110              130
  Other noninterest income                                  (23)               20             (56               37
                                                     -------------     ------------    -----------     ------------

      Total noninterest income                              809               795           1,613            1,532
                                                     -------------     ------------    -----------     ------------

NONINTEREST EXPENSES
  Salaries and benefits                                   1,319             1,306           2,629            2,623
  Occupancy and equipment                                   323               286             647              577
  ATM expense                                               241               229             483              478
  Advertising and promotional                                66               117             153              235
  Professional services                                      71                79             168              167
  Other operating expense                                   374               401             750              787
                                                     -------------     ------------    -----------     ------------

      Total noninterest expenses                          2,394             2,418           4,830            4,867
                                                     -------------     ------------    -----------     ------------

INCOME BEFORE INCOME TAX EXPENSE                          1,335             1,013           2,232            2,117

Income tax expense                                          520               418             841              873
                                                     -------------     ------------    -----------     ------------

NET INCOME                                           $      815        $      595      $    1,391      $     1,244
                                                     =============     ============    ===========     ============
EARNINGS PER COMMON SHARE:
  Basic                                                   n/m*              n/m*            n/m*              n/m*
  Diluted                                                 n/m*              n/m*            n/m*              n/m*

* NOT MEANINGFUL.  SEE NOTE 4


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                          2


                                           K-FED BANCORP AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                               DOLLARS IN THOUSANDS
------------------------------------------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                             2003                    2002
                                                                      ---------------------    -------------------
OPERATING ACTIVITIES
  Net income                                                          $            1,391       $           1,244
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Amortization of net premium on investments                                      83                       2
      Amortization of premiums on loan purchases                                   1,699                     269
      Accretion of loan origination fees                                             (59)                    (22)
      Provision for loan losses                                                       92                     571
      Depreciation and amortization                                                  196                     135
      Federal Home Loan Bank stock dividend                                          (28)                    (26)
      Loss on equity investment                                                       82                       -
      Net change in accrued interest receivable                                       71                     (82)
      Net change in other assets                                                    (539)                   (213)
      Net changes in accrued expenses and other
        liabilities                                                                   31                    (609)
                                                                      ---------------------    -------------------

        Net cash provided by operating activities                                  3,019                   1,269
                                                                      ---------------------    -------------------

INVESTING ACTIVITIES
  Purchases of held-to-maturity investments                                      (47,813)                      -
  Proceeds from maturities of held-to-maturity                                     7,019                   9,933
    investments
  Net change in time deposits with other financial                                 3,467                  18,032
    institutions
  Purchases of loans                                                             (93,394)                (69,946)
  Net change in loans, excluding loan purchases                                  102,664                    (765)
  Purchase of Federal Home Loan Bank stock                                          (171)                 (1,479)
  Purchase of equity investment                                                   (2,089)                      -
  Purchase of premises and equipment                                                (515)                   (183)
                                                                      ---------------------    -------------------

        Net cash used in investing activities                                    (30,832)                (44,408)
                                                                      ---------------------    -------------------

FINANCING ACTIVITIES
  Net change in Federal Home Loan Bank advances                                        -                  48,000
  Net change in deposits                                                         439,065                  28,762
  Distribution to capitalize K-Fed Mutual Holding                                    (50)                      -
    Company (Parent)
                                                                      ---------------------    -------------------

        Net Cash provided by financing activities                                439,015                  76,762
                                                                      ---------------------    -------------------

Net change in cash and cash equivalents                                          411,202                  33,623
Cash and cash equivalents, at beginning of year                                   16,190                   4,330
                                                                      ---------------------    -------------------
Cash and cash equivalents, at end of period                           $          427,392       $          37,953
                                                                      =====================    ===================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid on deposits and Federal Home Loan Bank                $            4,743       $           3,811
    advances
  Income taxes paid                                                   $              606       $           1,250



                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                                         3

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------------

NATURE OF BUSINESS: K-Fed Bancorp (the "Company") is a wholly owned subsidiary of K-Fed Mutual Holding Company (the "Parent"). The Company and its Parent are holding companies. The Company's sole subsidiary, Kaiser Federal Bank (the "Bank"), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its four branch locations throughout California. While the Bank originates all types of retail and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions.

BASIS OF PRESENTATION: The consolidated financial statements presented in this quarterly report include the accounts of K-Fed Bancorp and its wholly-owned subsidiary, Kaiser Federal Bank. The financial statements of K-Fed Bancorp have been prepared in conformity with accounting principals generally accepted in the United States of America (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending June 30, 2004. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2004. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the consolidated financial statements and notes included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (File Number 333-111029), as amended, initially filed on December 9, 2003, and declared effective on February 12, 2004 ("Registration Statement"). Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation with no effect on net income.

PRINCIPLES OF CONSOLIDATION: At December 31, 2003, the Company's sole assets consisted of approximately $50,000 in cash and its investment in the Bank. The Company had no operations during the period ended December 31, 2003. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses and the amortization of loan purchase premiums to be critical accounting estimates.

At December 31, 2003, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.

NOTE 2 - ADOPTION OF PLAN OF STOCK ISSUANCE
         ----------------------------------

On November 22, 2003, and amended on February 9, 2004, the Board of Directors adopted a plan of stock issuance pursuant to which K-Fed Bancorp will sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering and, if necessary, to the general public if a community or a syndicated community offering is held. The majority of the common stock will be owned by K-Fed Mutual Holding Company.

Pursuant to regulations of the Office of Thrift Supervision (OTS) K-Fed Bancorp will not initiate any action within the term of its three year business plan in the furtherance of payment of a special distribution or return of capital to stockholders of K-Fed Bancorp.

The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

A savings institution that is a subsidiary of a savings and loan holding company, such as Kaiser Federal Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulators.

A liquidation account will not be established since the Bank's members retain their rights as members of the mutual holding company.

Kaiser Federal Bank will be required to file a capital distribution notice or application with the OTS before paying any dividend to K-Fed Bancorp. However, capital distributions by K-Fed Bancorp, as a savings and loan holding company, will not be subject to the OTS capital distribution rules.

The OTS may disapprove a notice or deny an application for a capital distribution if (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Costs, including underwriting discounts, if any, to complete the stock offering are expected to be deferred and deducted from the proceeds from the sale of capital stock. If the stock offering does not take place, all costs incurred will be charged to expense. Deferred costs aggregated $326,894 as of December 31, 2003 and are included in other assets in the December 31, 2003 Statement of Financial Condition.

NOTE 3 - STOCKHOLDER'S EQUITY
         --------------------

In conjunction with the adoption of the above-mentioned plan of stock issuance, K-Fed Bancorp amended its charter to increase the amount of common stock authorized for issuance from 9,000,000 shares to 18,000,000 shares. Preferred stock authorized for issuance was also increased from 1,000,000 shares to 2,000,000 shares.

NOTE 4 - EARNINGS PER SHARE
         ------------------

Earnings per share is not presented for the period from July 1, 2003 (the date of conversion to a stock company) though December 31, 2003 as the earnings per share calculation for that period is not meaningful. Earnings per share are not presented for the periods prior to the conversion to stock form since the Bank was a mutual savings association and no stock was outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document the words "anticipate," "believe," "estimate," "expect," "intend," "should" and similar expressions or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND JUNE 30, 2003.

GENERAL. Deposits increased $439.1 million to $785.3 million at December 31, 2003 from $346.2 million at June 30, 2003. A significant amount of this deposit growth was related to deposits received from out of state depositors as a result of K-Fed Bancorp filing an application with the Office of Thrift Supervision to complete the proposed stock offering. Out of state depositors established accounts or added new funds to existing accounts in the sum of $319.6 million from July 1, 2003 to December 31, 2003. The remaining growth came from normal operations, as well as from in-state depositors who opened new accounts or added funds to existing accounts in anticipation of the stock offering. In response to this growth in deposits and growth in our underlying core business, assets increased $440.4 million, or 101.5%, to $874.2 million at December 31, 2003 from $433.8 million at June 30, 2003. Asset growth was comprised of $411.2 million in cash and cash equivalents and $40.8 million in investment securities (including mortgage-backed securities). As a result of this deposit growth, Kaiser Federal Bank was not well-capitalized at December 31, 2003. We anticipate the withdrawal of nearly all deposits made in anticipation of the stock offering, thereby allowing us to return to our well-capitalized status.

LOANS. Our net loan portfolio decreased $11.0 million, or 2.8%, to $378.6 million at December 31, 2003 from $389.6 million at June 30, 2003. This decrease was primarily attributable to continued higher than average levels in the volume of one- to four-family real estate loan prepayments, which resulted in a decline in this portfolio of $32.2 million, or 12.4%, to $227.4 million from $259.6 million. Other decreases in the loan portfolio occurred in the consumer loan portfolio, which decreased $1.0 million, or 1.5% to $65.4 million from $66.4 million. These decreases in the portfolio were partially offset by increases in the multi-family and commercial real estate loan portfolio, which increased $22.7 million, or 35.7%, to $86.2 million from $63.5 million.

INVESTMENTS. Our investment portfolio increased $40.8 million, or 287.3%, to $55.0 million at December 31, 2003 from $14.2 million at June 30, 2003. The increase is attributable to the purchase of additional collateralized mortgage obligations with cash received through significant prepayments in the one- to four-family real estate loan portfolio and continued growth in deposits, excluding the estimated temporary growth at the end of the period due to deposits related to the stock offering. Interest bearing deposits in other financial institutions decreased $3.4 million to $3.0 million from $6.4 million as a result of the maturity of time deposits.

DEPOSITS. Total deposits increased $439.1 million, or 126.8%, to $785.3 million at December 31, 2003 from $346.2 million at June 30, 2003. This growth primarily resulted from deposits received from out of state depositors during December 2003 in order to establish subscription rights for the stock offering. Out of state deposits for new and existing accounts during the month ended December 31, 2003 increased by $316.7 million. The remaining growth came from normal operations, as well as from in-state depositors who opened new accounts or added funds to existing accounts in anticipation of the stock offering. After the completion of our stock offering, and consistent with the experience of other institutions in connection with stock offerings similar to that of K-Fed Bancorp, we anticipate the withdrawal of almost all of these deposits established in anticipation of the stock offering.

EQUITY. Total stockholder's equity increased by $1.3 million to $36.7 million at December 31, 2003, as a result of the retention of earnings, partially offset by a $50,000 distribution made in order to capitalize K-Fed Mutual Holding Company, the parent company of K-Fed Bancorp. Our equity to assets ratio under GAAP was 4.20% at December 31, 2003 compared to 8.16% at June 30, 2003. The decrease in our equity-to-assets ratio was a result of the noted deposit activity that significantly increased customer deposits and concurrently cash and cash equivalents. As a result of this influx of deposits, our tier 1 capital ratio was 4.20%, our tier 1 risk based capital ratio was 9.99% and our total capital ratio was 10.56%, at December 31, 2003. At September 30, 2003, these ratios were 8.00%, 12.70% and 13.50%, respectively. We are considered to be adequately capitalized on December 31, 2003. At September 30, 2003, however, Kaiser Federal Bank's capital ratios were in excess of the amount to be considered well-capitalized.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

GENERAL. We had net income of $815,000 and $595,000 for the three months ended December 31, 2003 and 2002, respectively. The increase of $220,000 was primarily due to a decrease in the provision for loan losses of $306,000, partially offset by an increase in income taxes of $102,000.

NET INTEREST INCOME. Net interest income remained unchanged at $3.0 million for the three months ended December 31, 2003 and December 31, 2002. For the three months ended December 31, 2003, average interest-earning assets increased to $541.2 million from $337.8 million for the same period a year ago, primarily as a result of the noted deposit activity. Offsetting this increase in average interest-earning assets was a 202 basis point decline in our net yield on interest earning assets to 3.97% for the quarter ended December 31, 2003 from 5.99% for the comparable quarter in 2002.

INTEREST INCOME. Interest income for the three months ended December 31, 2003 compared to the same period in 2002 increased $311,000, or 6.1% to $5.4 million from $5.1 million. The increase was the result of a $203.4 million increase in the average balance of our interest-earning assets as a result of loan purchases and originations, significantly offset by changes in the loan portfolio mix, with the majority of loans purchased being real estate loans, which carry a lower rate than our consumer loan portfolio, and accelerated loan premium amortizations due to continued high loan prepayment levels experienced during the three months ended December 31, 2003. A low interest rate environment and our shifting of the loan portfolio mix during the three months ended December 31, 2003, as compared to December 31, 2002 offset increases in average loans resulting in interest earned on total loans remaining steady at $4.7 million for each quarter. The average yield on loans was 5.15% for the three months ended December 31, 2003 as compared to 6.68% for the three months ended December 31, 2002.

INTEREST EXPENSE. Interest expense increased $333,000, or 16.2%, for the three months ended December 31, 2003 to $2.4 million as compared to $2.1 million for the three months ended December 31, 2002. The change is primarily attributable to the significant increase in deposits, partially offset by lower interest rates. The average interest rates on interest-bearing liabilities decreased to 1.91% for the three months ended December 31, 2003 from 2.91% for the three months ended December 31, 2002. Average interest-bearing liabilities increased to $499.9 million, or 76.5%, at December 31, 2003 from $283.2 million at December 31, 2002.

PROVISION FOR LOAN LOSSES. Management assesses the allowance for loan losses on a quarterly basis. In evaluating the level of allowance for loan losses, management considers the types and amounts of loans in the loan portfolio, historical loss experience, peer group information, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. The allowance is increased by provisions for loan losses, which are charged against income. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that adjustments may be necessary depending upon a change in economic conditions.

Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances. The general allowance is determined by applying an estimated loss percentage to various homogenous pools of loans. The loss percentages are based on historical loan loss experiences for consumer loans and peer and industry averages for real estate lending in order to balance the recent and substantial increase in this type of lending with the limited historical loan losses experienced by Kaiser Federal Bank for these latter types of loans. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multifamily, or commercial real estate loan, has been impaired and a loss is probable.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions. We anticipate that our allowance for loan losses will be adjusted as we continue to implement Kaiser Federal Bank's strategy of originating and purchasing primarily residential real estate loans. Additionally, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examination.

Our provision for loan losses decreased $306,000 to $62,000 for the three months ended December 31, 2003 compared to $368,000 for the three months ended December 31, 2002. The allowance for loan losses as a percent of total loans was 0.56% at December 31, 2003 as compared to 0.67% at December 31, 2002. The decrease in the provision is primarily attributable to the significant shift in the loan portfolio mix from consumer loans to real estate secured loans, which have experienced a lower rate of loss. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

NONINTEREST INCOME. Our noninterest income remained consistent at $800,000 for both quarters ending December 31, 2003 and 2002.

NONINTEREST EXPENSE. Operating Expenses for the three months ended December 31, 2003 remained consistent with our operating expenses for the three months ended December 31, 2002 at $2.4 million.

INCOME TAX EXPENSE. Income tax expense for the three months ended December 31, 2003 was $520,000 compared to $418,000 for the three months ended December 31, 2002. Pre-tax income increased from $1.0 million in 2002 to $1.3 million in 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002.

GENERAL. We had net income of $1.4 million for the six months ended December 31, 2003 and $1.2 million for the six months ended December 31, 2002. The increase in net income for the six months ended December 31, 2003 resulted from higher net interest income and non-interest income and a lower provision for loan losses that was partially offset by increases in non-interest expense.

NET INTEREST INCOME. Net interest income decreased $482,000, or 8.0%, to $5.5 million for the six months ended December 31, 2003 compared to $6.0 million for the six months ended December 31, 2002, reflecting a $935,000, or 24.7%, increase in interest expense, offset by a $453,000, or 4.6% increase in interest income. Our interest rate spread decreased to 2.05% for the six months ended December 31, 2003 compared to 3.32% for the six months ended December 31, 2002, reflecting a significant change in asset mix due to increased funding and purchasing of adjustable-rate residential real estate loans, partially offset by lower levels of rates paid on deposits. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 110.72% for six months ended December 31, 2003 compared to 120.87% for six months ended December 31, 2002.

INTEREST INCOME. Total interest income increased by $453,000, or 4.6%, to $10.3 million for the six months ended December 31, 2003 from $9.8 million for the six months ended December 31, 2002. The increase was primarily the result of the growth of our average loan portfolio balance, which grew by $111.1 million to $374.8 million for the six months ended December 31, 2003 from $263.7 million for the six months ended December 31, 2002. Interest earned on total loans for the six months ended December 31, 2003 was $9.3 million compared to $9.1 million for the six months ended December 31, 2002. The average yield on total loans decreased to 4.98% for the six months ended December 31, 2003 as compared to 6.87% for the six months ended December 31, 2002, primarily due to a general decrease in the market rates of interest and a shifting of the loan portfolio mix from consumer to real estate.

Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions increased $176,000, or 23.1%, for the six months ended December 31, 2003 to $937,000 from $761,000 for the six months ended December 31, 2002. The change was a result of an increase in the average balance of the portfolio of $67.6 million to $118.3 million for the six months ended December 31, 2003 from $50.7 million for the six months ended December 31, 2002, combined with a decrease on the overall average yield on total investments of 1.58% for the six months ended December 31, 2003 as compared to 3.00% for the six months ended December 31, 2002.

INTEREST EXPENSE. The increase in interest expense of $935,000 for the six months ended December 31, 2003 was primarily due to the increase in average interest-bearing liabilities, partially offset by lower interest rates. Average Federal Home Loan Bank advances increased by $27.9 million to $50.0 million for the six months ended December 31, 2003 from $22.1 million for the six months ended December 31, 2002. This created an increase in Federal Home Loan Bank interest costs of $463,000. Average time deposits increased by $58.8 million to $160.0 million for the six months ended December 31, 2003 from $101.2 million for the six months ended December 31, 2002. This contributed to the $472,000 increase in deposit interest costs. The average rate on interest bearing liabilities decreased from 2.92% at December 31, 2002 to 2.12% at December 31, 2003, due primarily to the liability mix changing with lower market rates of interest on the new fundings. Additional borrowings and increases in interest bearing liabilities were used to fund the growth in loans in order to implement our leverage strategy to increase interest-earning assets and enhance earnings.

PROVISION FOR LOAN LOSSES. The provision for loan losses made during the six months ended December 31, 2003 totaled $92,000, a decrease of $479,000 from the provision for loan losses made during the six months ended December 31, 2002. The allowance for loan losses as a percent of total loans was 0.56% at December 31, 2003 as compared to 0.67% at December 31, 2002. This decrease is due to the growth in loans being primarily in real estate secured loans.

NONINTEREST INCOME. Noninterest income amounted to $1.6 million and $1.5 million for the six months ended December 31, 2003 and 2002, respectively. The increase is primarily attributed to the implementation of a checking account overdraft protection program as well as an increase in ATM surcharge fees.

NONINTEREST EXPENSES. Noninterest expenses decreased $37,000, or 0.8%, to $4.8 million for the six months ended December 31, 2003 compared to $4.9 million for the six months ended December 31, 2002. This is primarily due to a decrease in advertising and promotional expenses.

INCOME TAX EXPENSE. Income tax expense for the six months ended December 31, 2003 was $841,000 compared to $873,000 for the six months ended December 31, 2002. This represented tax expense to pre-tax income of 37.7% in 2003 and 41.2% in 2002. The decrease in the tax expense percentage is a result of $62,000 in estimated tax credits from an affordable housing investment in 2003.

LIQUIDITY AND COMMITMENTS

Prior to the passage of the Financial Regulatory Relief and Economic Efficiency Act of 2000 in December 2000, we were required to maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by Office of Thrift Supervision regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in this document.

Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of operating, investing and financing activities. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2003, the total approved loan commitments unfunded amounted to $32.7 million, which includes the unadvanced portion of loans of $6.3 million and a $25.0 million commitment to purchase a pool of whole residential real estate loans in February 2004. Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at December 31, 2003, totaled $95.7 million and $0, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank, except for the large influx of deposits in December 2003 discussed above. Kaiser Federal Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2003, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $140.2 million.


CAPITAL

The table below sets forth Kaiser Federal Bank's capital position relative to its Office of Thrift Supervision capital requirements at December 31, 2003. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

                                                                                                             Minimum Required
                                                                                                                to Be Well
                                                                                                                Capitalized
                                                                                                               Under Prompt
                                                                                                                Corrective
                                               Actual               Minimum Capital Requirements           Action Provisions
                                    ---------------------------    ------------------------------    ----------------------------
                                       Amount          Ratio           Amount          Ratio            Amount           Ratio
                                    -----------     -----------    --------------   -------------    ------------     -----------
                                                                         (Dollars in Thousands)
Total capital (to risk-
weighted assets)                      $38,814         10.56%           $22,596          8.00%           $28,244          10.00%

Tier 1 capital (to risk-
weighted assets)                       36,686          9.99             11,298          4.00             16,947           6.00

Tier 1 (core) capital (to
adjusted tangible asets)               36,686          4.20             34,968          4.00             43,710           5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. However, as of December 31, 2003, the Bank was no longer considered well capitalized under the regulatory framework for Prompt Corrective Action. As of this date, the Bank was categorized as "adequately capitalized." The significant reduction in capital was caused by a significant influx of deposits as a result of K-Fed Bancorp's filing an application with the Office of Thrift Supervision to complete a proposed stock offering. We anticipate the withdrawal of nearly all deposits made in anticipation of the stock offering, thereby allowing us to return to our well-capitalized status.

IMPACT OF INFLATION

The consolidated financial statements presented herein have been prepared in accordance with GAAP. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structure of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OUR RISK WHEN INTEREST RATES CHANGE. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

HOW WE MEASURE OUR RISK OF INTEREST RATE CHANGES. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors sets and recommends the asset and liability policies of Kaiser Federal Bank, which are implemented by the asset/liability management committee.

The purpose of the asset/liability management committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The asset/liability management committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Kaiser Federal Bank. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairman or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least monthly.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on: (1) originating and purchasing adjustable rate loans;
(2) originating a reasonable volume of short- and intermediate-term consumer loans; (3) managing our deposits to establish stable deposit relationships; (4) using Federal Home Loan Bank advances, and pricing on fixed-term non-core deposits to align maturities and repricing terms, and (5) attempting to limit the percentage of fixed-rate loans in our portfolio.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin. In the future, we intend to continue our existing strategy of originating and purchasing relatively short-term and/or adjustable rate loans.

There has not been any material change in the market risk disclosures contained in the Company's Registration Statement on Form S-1, dated February 12, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
         PURCHASES OF EQUITY SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Charter of K-Fed Bancorp (1)
         3.2      Bylaws of K-Fed Bancorp (1)
         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)      Reports on Form 8-K

         None.

         ---------------
         (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-111029), and incorporated herein by reference

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          K-Fed Bancorp



Date: March 24, 2004                      /s/ Kay M. Hoveland
      -----------------------             --------------------------------------
                                          Kay M. Hoveland
                                          President and Chief Executive Officer


                                          /s/ Daniel A. Cano
                                          --------------------------------------
                                          Daniel A. Cano
                                          Chief Financial Officer