Form 10-Q
period 2004-03-31
K FED BANCORP
filed 2004-05-05
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES
-----                         EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       --------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES
-----                         EXCHANGE ACT OF 1934

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


Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes    No  X
                     ---    ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes    No  X
                                    ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value - 14,548,500 shares outstanding as of May 5, 2004.

                                    FORM 10-Q

                                  K-FED BANCORP
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
         as of March 31, 2004 and June 30, 2003                             1
        Consolidated Statements of Income for the
          Three and Nine Months Ended March 31,
          2004 and 2003                                                     2
        Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 2004 and 2003                          3
        Selected Notes to Consolidated Financial
         Statements                                                         4

Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                         6

Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                                 12

Item 4: Controls and Procedures                                            13

PART II. OTHER INFORMATION
         -----------------

Item 1: Legal Proceedings                                                  14
Item 2: Changes in Securities, Use of Proceeds and
         Issuer Purchases of Equity Securities                             14
Item 3: Defaults upon Senior Securities                                    15
Item 4: Submission of Matters to a Vote of
         Security Holders                                                  15
Item 5: Other Information                                                  15
Item 6: Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                 16


                                    K-FED BANCORP AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (UNAUDITED)
                                        DOLLARS IN THOUSANDS
----------------------------------------------------------------------------------------------------------

                                                                           MARCH 31,          JUNE 30,
                                                                              2004              2003
                                                                        ----------------  ----------------
                                ASSETS
ASSETS
  Cash and due from banks                                                $        3,282    $        4,545
  Federal funds sold                                                            178,590            11,645
                                                                        ----------------  ----------------
      Total cash and cash equivalents                                           181,872            16,190

   Interest bearing deposits in other financial                                   2,970             6,437
    Institutions
  Held-to-maturity investments, fair value of
    $50,072 and $14,373 at March 31, 2004 and
    June 30, 2003, respectively                                                  49,282            14,247

  Loans                                                                         428,259           391,921
    Less allowance for loan losses                                               (2,080)           (2,281)
                                                                        ----------------  ----------------
      Loans, net                                                                426,179           389,640

  Accrued interest receivable                                                     1,860             1,669
  Premises and equipment, net                                                     1,519             1,289
  Other assets                                                                    7,287             4,281
                                                                        ----------------  ----------------

        Total assets                                                            670,969           433,753
                                                                        ================  ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Interest Bearing                                                     $      411,436    $      316,120
    Noninterest bearing                                                         118,832            30,119
                                                                        ----------------  ----------------
      Total deposits                                                            530,268           346,239

  Federal Home Loan Bank advances                                                50,000            50,000
  Accrued expenses and other liabilities                                          2,413             2,119
                                                                        ----------------  ----------------
      Total liabilities                                                         582,681           398,358

  Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $.01 par value; 2,000,000
    shares authorized; issued and outstanding -
    none                                                                              -                 -
  Common stock, $.01 par value; 18,000,000
    authorized; 14,548,500 shares issued and
    outstanding at March 31, 2004                                                   145                 -
  Additional paid-in capital                                                     55,047                 -
  Retained earnings                                                              37,645            35,395
  Unearned Employee Stock Ownership Plan Shares                                  (4,549)                -
                                                                        ----------------  ----------------
      Total stockholders' equity                                                 88,288            35,395
                                                                        ----------------  ----------------
        Total liabilities and stockholders' equity                       $      670,969    $      433,753
                                                                        ================  ================

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                 1

                                          K-FED BANCORP AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)
                                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
----------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               MARCH 31,                       MARCH 31,
                                                     ----------------------------    ---------------------------
                                                         2004            2003            2004           2003
                                                     -----------     ------------    -----------     -----------
Interest Income
  Interest and fees on loans                         $    4,971      $    4,982      $   14,303      $   14,037
  Interest on investment securities,                        492             137           1,204             431
    taxable
  Federal Home Loan Bank dividends                           55              29              83              55
  Other interest                                            375             123             572             564
                                                     -----------     ------------    -----------     -----------

      Total interest income                               5,893           5,271          16,162          15,087
                                                     -----------     ------------    -----------     -----------

INTEREST EXPENSE
  Interest on Federal Home Loan Bank
    advances                                                373             370           1,130             664
  Interest on deposits                                    2,181           1,845           6,152           5,344
                                                     -----------     ------------    -----------     -----------

      Total interest expense                              2,554           2,215           7,282           6,008
                                                     -----------     ------------    -----------     -----------

NET INTEREST INCOME                                       3,339           3,056           8,880           9,079

Provision for loan losses                                   162             282             253             853
                                                     -----------     ------------    -----------     -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         3,177           2,774           8,627           8,226
                                                     -----------     ------------    -----------     -----------

NONINTEREST INCOME
  Service charges and fees                                  460             421           1,448           1,244
  ATM fees and charges                                      304             303             875             845
  Commissions                                                53              46             163             177
  Other noninterest income                                   (6)             22             (62)             58
                                                     -----------     ------------    -----------     -----------

      Total noninterest income                              811             792           2,424           2,324
                                                     -----------     ------------    -----------     -----------

NONINTEREST EXPENSES
  Salaries and benefits                                   1,354           1,315           3,983           3,938
  Occupancy and equipment                                   320             291             967             868
  ATM expense                                               235             261             718             739
  Advertising and promotional                               114             116             267             351
  Professional services                                      98             157             265             324
  Other operating expense                                   369             369           1,121           1,156
                                                     -----------     ------------    -----------     -----------

      Total noninterest expenses                          2,490           2,509           7,321           7,376
                                                     -----------     ------------    -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE                          1,498           1,057           3,730           3,174

Income tax expense                                          589             436           1,430           1,309
                                                     -----------     ------------    -----------     -----------

NET INCOME                                           $      909      $      621      $    2,300      $    1,865
                                                     ===========     ============    ===========     ===========

EARNINGS PER COMMON SHARE:
  Basic                                                   n/m*            n/m*            n/m*            n/m*
  Diluted                                                 n/m*            n/m*            n/m*            n/m*

* NOT MEANINGFUL. SEE NOTE 4


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                    2


                                      K-FED BANCORP AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                          DOLLARS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------

                                                                           NINE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------------
                                                                         2004                    2003
                                                                 --------------------    ------------------
OPERATING ACTIVITIES
  Net income                                                     $           2,300       $          1,865
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Amortization of net premium on investments                               131                     11
      Amortization of premiums on loan purchases                             2,238                    657
      Accretion of loan origination fees                                       (77)                   (54)
      Provision for loan losses                                                253                    853
      Depreciation and amortization                                            293                    202
      Federal Home Loan Bank stock dividend                                    (83)                   (55)
      Loss on equity investment                                                106                      -
      Net change in accrued interest receivable                               (191)                  (320)
      Net change in other assets                                              (253)                  (218)
      Net changes in accrued expenses and other                                294                     52
        liabilities
                                                                 --------------------    ------------------

        Net cash provided by operating activities                            5,011                  2,993
                                                                 --------------------    ------------------

INVESTING ACTIVITIES
  Purchases of held-to-maturity investments                                (47,813)                (9,623)
  Proceeds from maturities of held-to-maturity                              12,647                 11,693
    investments
  Net change in time deposits with other financial                           3,467                 16,842
    institutions
  Purchases of loans                                                      (165,913)              (142,510)
  Net change in loans, excluding loan purchases                            126,960                 19,481
  Purchase of Federal Home Loan Bank stock                                    (171)                (1,479)
  Purchase of equity investment                                             (2,605)                     -
  Purchase of premises and equipment                                          (523)                  (206)
                                                                 --------------------    ------------------

        Net cash used in investing activities                              (73,951)              (105,802)
                                                                 --------------------    ------------------

FINANCING ACTIVITIES
  Net change in Federal Home Loan Bank advances                                  -                 48,000
  Net change in deposits                                                   184,029                 67,496
  Net proceeds from stock issuance                                          50,643                      -
  Distribution to capitalize K-Fed Mutual Holding                              (50)                     -
    Company (Parent)
                                                                 --------------------    ------------------

        Net Cash provided by financing activities                          234,622                115,496
                                                                 --------------------    ------------------

Net change in cash and cash equivalents                                    165,682                 12,687
Cash and cash equivalents, at beginning of year                             16,190                  4,330
                                                                 --------------------    ------------------
Cash and cash equivalents, at end of period                      $         181,872       $         17,017
                                                                 ====================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid on deposits and Federal Home Loan Bank           $           7,290       $          6,017
    advances
  Income taxes paid                                              $           1,291       $          1,770



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

The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2004. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the consolidated financial statements and notes included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (File Number 333-111029), as amended, initially filed on December 9, 2003, and declared effective on February 12, 2004 ("Registration Statement"). Certain amounts in the interim 2003 financial statements have been reclassified to conform to the 2004 presentation with no effect on net income.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements presented in this quarterly report include the accounts of K-Fed Bancorp and its wholly-owned subsidiary, Kaiser Federal Bank. All material intercompany balances and transactions have been eliminated in consolidation.

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

At March 31, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.

NOTE 2 - EXECUTION OF PLAN OF STOCK ISSUANCE

On November 22, 2003, and amended on February 9, 2004, the Board of Directors adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering, with the majority of the common stock owned by K-Fed Mutual Holding Company. The plan was accomplished through the sale to eligible depositors on March 30, 2004 of 5,686,750 shares, representing 39.09% of the Company's stock.

The issued shares resulted in gross proceeds of $56.9 million. In connection with the offering, the Company loaned $4.5 million to the Bank's employee stock ownership plan to purchase stock and incurred $1.7 million of expenses associated with the offering resulting in net proceeds of $50.7 million to the Company. The aggregate purchase price was determined by an independent appraisal. Consistent with the Company's stated intent for use of the stock offering proceeds, one-half of the total proceeds less offering expenses ($27.6 million) was invested in the Bank and placed in the Bank's general funds for general corporate purposes. In addition to the 5,686,750 shares issued to eligible depositors, the Company issued 8,860,750 additional shares to K-Fed Mutual Holding Company. As a result of the offering, purchasers in the offering own 39.09% of K-Fed Bancorp's common stock, and K-Fed Mutual Holding Company owns 60.91%.

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the stock offering, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 454,940 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $4.5 million.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid principally from the Bank's contributions to the ESOP over a period of ten-years. The $4.5 million for the ESOP purchase was borrowed from the Company and requires quarterly payments to be made by the Bank of approximately $139,000, which represents principal plus interest at 4.00%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP, to include the effect of unearned restricted stock shares and stock options, if dilutive, using the treasury stock method. At March 31, 2004, the Company had no restricted stock plan or stock option plan.

Prior to the conversion to a stock bank holding company, earnings per share are not applicable since the Bank was a mutual savings association and no stock was outstanding. Earnings per share is not presented for the period from July 1, 2003 (the date of conversion to a stock company) through March 31, 2004 as the earnings per share calculation for that period is not meaningful due to the initial stock offering closing on March 30, 2004.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND JUNE 30, 2003.

GENERAL. Our total assets increased by $237.2, or 54.7%, to $671.0 million at March 31, 2004 from $433.8 million at June 30, 2003. The increase reflected growth in our cash and cash equivalents, loans receivable, and securities held-to-maturity, funded by proceeds raised from the initial public offering as well as an increase in deposits.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $165.7 million, or 1,022.8%, to $181.9 million at March 31, 2004 from $16.2 million at June 30, 2003. The increase was primarily the result of the completion of the Company's stock offering, which resulted in the receipt of $50.7 million in net proceeds that had not been fully deployed into loans and other higher yielding assets by the end of the quarter. Additionally, in connection with the stock offering, the Company received additional subscriptions of $87.3 million which could not be filled due to the stock offering being over-subscribed. As of March 31, 2004, $86.9 million of the refund checks related to the over-subscription had not been presented for payment. The remaining $28.1 million increase was a result of normal transaction activity.

LOANS. Our net loan portfolio increased $36.6 million, or 9.4%, to $426.2 million at March 31, 2004 from $389.6 million at June 30, 2003. Although the Company has continued to experience higher than average levels in the volume of one-to-four family real estate loan prepayments, additional loan pool purchases as well as in-house originations were sufficient to replace these loans as well as facilitate a $9.6 million increase in the one-to-four family real estate loans to $269.2 million at March 31, 2004 from $259.6 million at June 30, 2003. Additional increases were experienced in the multi-family and commercial real estate loan portfolio, which increased $32.0 million, or 50.4%, to $95.5 million at March 31, 2004 from $63.5 million at June 30, 2003, slightly offset by a $5.4 million decrease in the consumer loan portfolio from $66.4 million at June 30, 2003 to $61.0 million at March 31, 2004.

INVESTMENTS. Our investment portfolio increased $35.1 million, or 247.2%, to $49.3 million at March 31, 2004 from $14.2 million at June 30, 2003. The increase is attributable to the purchase of additional collateralized mortgage obligations with cash received through significant prepayments in the one- to four-family real estate loan portfolio and continued growth in deposits. Interest bearing deposits in other financial institutions decreased $3.4 million to $3.0 million from $6.4 million as a result of the maturity of time deposits.

DEPOSITS. Total deposits increased $184.1 million, or 53.2%, to $530.3 million at March 31, 2004 from $346.2 million at June 30, 2003. $86.9 million of the deposits at March 31, 2004 represent refund checks related to the over-subscription of K-Fed Bancorp's Initial Public Offering that concluded on March 30, 2004, which were classified as non-interest deposits at March 31, 2004. Most of the $86.9 million was withdrawn from the Bank subsequent to March 31, 2004. In addition, approximately $30.8 million remains in accounts that were opened during the last two weeks in December 2003, when potential investors were attempting to establish subscription rights for the stock offering, which is also expected to be withdrawn from the Bank. Excluding the growth caused by the two above-mentioned factors, the increase in deposits is reduced to $66.4 million, representing a 19.1% increase over total deposits as of June 30, 2003. Increases were experienced among all deposit accounts, with the most significant increases occurring in certificates of deposits, which increased $40.4 million, or 27.7%, to $186.3 million at March 31, 2004 from $145.9 million at June 30, 2003 and money market accounts, which increased $35.8 million, or 40.9%, to $123.4 million at March 31, 2004, from $87.6 million at June 30, 2003. Influx of deposits deemed to be only attributable to the stock offering, which contributed to the large increase in non-interest deposits, were invested in short-term Federal Funds, while deposits attributable to normal growth were utilized to support loan growth and fund loan pool purchases.

EQUITY. Equity increased $52.9 million to $88.3 million at March 31, 2004 from $35.4 million at June 30, 2003 as a result of net proceeds of $50.7 million raised through the initial public offering completed on March 30, 2004. This was supplemented by $2.3 million of net income earned for the nine months ended March 31, 2004, and partially offset by a $50,000 distribution made in order to capitalize K-Fed Mutual Holding Company, the parent company of K-Fed Bancorp.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003.

GENERAL. We had net income of $909,000 and $621,000 for the three months ended March 31, 2004 and 2003, respectively. The increase of $288,000 was primarily due to an increase in net interest income of $283,000, a decrease in the provision for loan losses of $120,000, and partially offset by an increase in income taxes of $153,000.

INTEREST INCOME. Interest income increased by $622,000, or 11.8% to $5.9 million for the three months ended March 31, 2004 from $5.3 million for the three months ended March 31, 2003.

Interest income on securities increased by $355,000, or 259.1%, to $492,000 for the three months ended March 31, 2004, from $137,000 for the three months ended March 31, 2003. The increase resulted from a $40.6 million, or 351.1% increase in the average balance of securities attributable to the purchase of additional collateralized mortgage obligations with cash received through significant prepayments in the one- to four-family real estate loan portfolio and continued growth in deposits. The increase was offset by the decline in the average yield on the securities investment portfolio from 4.73% for the three months ended March 31, 2003 to 3.77% for the three months ended March 31, 2004, a decline of 96 basis points.

The largest component of other interest income, interest income from federal funds sold, increased $259,000, or 294.3%, to $347,000 for the three months ended March 31, 2004 from $88,000 for the three months ended March 31, 2003. The increase resulted from an increase in the average balance of federal funds sold of $150.4 million, which was due to the short-term investment of stock subscription proceeds, slightly offset by the decrease in the overall federal funds rate.

Although the average balance of loans receivable increased $67.4 million, or 20.4%, to $397.4 million for the three months ended March 31, 2004 from $330.0 million for the three months ended March 31, 2003, a low interest rate environment during the three months ended March 31, 2004, as compared to March

31, 2003 offset increases in average loans resulting in interest earned on total loans remaining steady at $5.0 million for each quarter. The average yield on loans was 5.00% for the three months ended March 31, 2004 as compared to 6.04% for the three months ended March 31, 2003.

INTEREST EXPENSE. Interest expense increased $339,000, or 15.3%, for the three months ended March 31, 2004 to $2.6 million as compared to $2.2 million for the three months ended March 31, 2003. The change is primarily attributable to the significant increase in deposits, partially offset by lower interest rates. The average interest rates on interest-bearing liabilities decreased to 1.84% for the three months ended March 31, 2004 from 2.76% for the three months ended March 31, 2003. Average interest-bearing liabilities increased 73.3% to $555.8 million at March 31, 2004 from $320.7 million at March 31, 2003.

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

Our provision for loan losses decreased $120,000 to $162,000 for the three months ended March 31, 2004 compared to $282,000 for the three months ended March 31, 2003. The allowance for loan losses as a percent of total loans was 0.49% at March 31, 2004 as compared to 0.60% at March 31, 2003. The decrease in the provision is primarily attributable to the significant shift in the loan portfolio mix from consumer loans to real estate secured loans, which have experienced a lower rate of loss. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

NONINTEREST INCOME. Our noninterest income increased $19,000, or 2.4%, to $811,000 for the three months ended March 31, 2004 from $792,000 for the three months ended March 31, 2003. The increase is primarily the result of an increase in customer service fees on deposit accounts of $39,000. Customer service fees increased as a result of increased returned item fees. This increase was partially offset by a $24,000 loss on an equity investment in a tax credit fund.

NONINTEREST EXPENSE. Our noninterest expenses decreased $19,000 for the three months ended March 31, 2004 as compared to March 31, 2003. The decrease was primarily due to $59,000 of additional professional and outside fees incurred in the quarter-ended March 31, 2003 in connection with the Bank's mutual holding company reorganization. This decrease was partially offset by a $39,000 increase in salaries and benefits, primarily due to salary increases, bonuses, and vacation accruals.

INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2004 was $589,000 compared to $436,000 for the three months ended March 31, 2003. This increase is primarily a result of an increase in pre-tax income of $441,000, offset by tax credits received through the Bank's equity investment in a tax credit fund. The effective tax rate was 39.3% and 41.2% for the three months ended March 31, 2004 and 2003, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003.

GENERAL. We had net income of $2.3 million for the nine months ended March 31, 2004 and $1.9 million for the nine months ended March 31, 2003. The increase of $435,000 resulted from factors discussed below.

INTEREST INCOME. Interest income increased by $1.1 million, or 7.1%, to $16.2 million for the nine months ended March 31, 2004 from $15.1 million for the nine months ended March 31, 2003.

Interest income on investment securities increased $773,000, or 179.4%, to $1.2 million for the nine months ended March 31, 2004 from $431,000 for the nine months ended March 31, 2003. The change was a result of an increase in the average balance of the portfolio of $28,2 million to $41.5 million for the nine months ended March 31, 2004 from $13.1 million for the nine months ended March 31, 2003, which was attributable to the purchase of additional collateralized mortgage obligations with cash received through significant prepayments in the one- to four-family real estate loan portfolio and continued growth in deposits. The effects on interest income of the average balance increase was partially offset with a decrease in the overall average yield of 44 basis points from 4.31% to 3.87% for the comparable periods.

Interest income on loans increased $266,000, or 1.9%, to $14.3 million for the nine months ended March 31, 2004 from $14.0 million for the nine months ended March 31, 2003. Although the average balance of loans increased $97.6 million, or 34.1%, to $383.4 million for the nine months ended March 31, 2004 from $285.9 million for the nine months ended March 31, 2003, the average yield on total loans decreased 158 basis points from 6.55% to 4.97% for the comparable periods, primarily due to high level of prepayments experienced in our one-to-four family residential real estate loan portfolio that resulted in faster than anticipated premium amortizations and the acquisition of replacement loans at a time when the market was experiencing a general decrease in the market rates of interest.

INTEREST EXPENSE. The increase in interest expense of $1.3 million for the nine months ended March 31, 2004 was primarily due to the increase in average interest-bearing liabilities, partially offset by lower interest rates. Average Federal Home Loan Bank advances increased by $19.5 million to $50.0 million for the nine months ended March 31, 2004 from $30.5 million for the nine months ended March 31, 2003. This created an increase in Federal Home Loan Bank interest costs of $466,000. Average time deposits increased by $58.0 million to $167.1 million for the nine months ended March 31, 2004 from $109.0 million for the nine months ended March 31, 2003. This contributed to a $861,000 increase in deposit interest costs.

In aggregate, interest-bearing liabilities increased $174.0 million, or 62.1%, from $280.0 million for the nine months ended March 31, 2003 to $454.0 million for the nine months ended March 31, 2004. However, over this same time period, the average rate on interest-bearing liabilities decreased 72 basis points from 2.86% to 2.14, due primarily to the liability mix changing with lower market rates of interest on new fundings. Additional borrowings and increases in interest-bearing liabilities were used to fund the growth in loans in order to implement our leverage strategy to increase interest-earning assets and enhance earnings. Deposit growth that management identified as being primarily due to over-subscriptions during the stock were maintained in short-term cash equivalent accounts in anticipation of their withdrawal.

PROVISION FOR LOAN LOSSES. The provision for loan losses made during the nine months ended March 31, 2004 totaled $253,000, a decrease of $600,000 from the provision for loan losses made during the nine months ended March 31, 2003. The allowance for loan losses as a percent of total loans was 0.49% at March 31, 2004 as compared to 0.60% at March 31, 2003. This decrease is due to the growth in loans being primarily in real estate secured loans, which in our experience have historically maintained a lower rate of loss than consumer loans.

NONINTEREST INCOME. Noninterest income increased to $2.4 million from $2.3 million for the nine months ended March 31, 2004 and 2003, respectively. The increase is primarily the result of a $204,000 increase in customer service charges and fees. Customer service charges increased as a result of changing our fee structure with regards to excessive withdrawals on savings accounts as well as increased return item fees. This increase was partially offset by a $106,000 loss on an equity investment in a tax credit fund.

NONINTEREST EXPENSES. Noninterest expenses decreased $55,000, or 0.1%, to $7.3 million for the nine months ended March 31, 2004 compared to $7.4 million for the nine months ended March 31, 2003. This decrease is primarily due to $59,000 of additional professional and outside fees incurred in the nine months ended March 31, 2003 in connection with the Bank's mutual holding company reorganization.

INCOME TAX EXPENSE. Income tax expense for the nine months ended March 31, 2004 was $1.4 million compared to $1.3 million for the nine months ended March 31, 2003. This represented tax expense to pre-tax income of 38.3% for the nine months ended March 31, 2004 and 41.2% for the nine months ended March 31, 2003. The decrease in the tax expense percentage is a result of $93,000 in estimated tax credits from an equity investment in a tax credit fund for the nine months ended March 31, 2004.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2004, the total approved loan commitments unfunded amounted to $50.8 million, which includes the unadvanced portion of loans of $6.1 million, a $4.7 million commitment to purchase a pool of whole residential real estate loans in April 2004, and a $40.0 million commitment to purchase a pool of whole residential real estate loans in May 2004. The Company also has a $21.9 million commitment to purchase investment securities (U.S. Government Agency Bonds and Mortgage-Backed Pass-Through Securities), with $16.4 million to be funded in April 2004 and $5.5 million to be funded in May 2004.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at March 31, 2004, totaled $94.8 million and $0, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank, except for the large influx of deposits associated with the stock subscription, discussed above. Kaiser Federal Bank anticipates that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2004, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $139.9 million.

CAPITAL

The table below sets forth Kaiser Federal Bank's capital position relative to its Office of Thrift Supervision capital requirements at March 31, 2004. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

                                                                                                Minimum Required
                                                                                                   to Be Well
                                                                                                  Capitalized
                                                                                                  Under Prompt
                                                                   Minimum Capital                 Corrective
                                            Actual                   Requirements              Action Provisions
                                    Amount         Ratio      Amount             Ratio       Amount           Ratio
                                                               (Dollars in Thousands)
Total capital (to risk-
weighted assets)                   $62,729         19.44%     $25,819            8.00%       $32,274          10.00%

Tier 1 capital (to risk-
weighted assets)                    60,649         18.79       12,909            4.00         19,364           6.00

Tier 1 (core) capital (to
adjusted tangible asets)            60,649         10.81       22,445            4.00         28,057           5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. The substantial increase in capital ratios from the quarter ended December 31, 2003 was primarily a result of the capital raised in the initial public offering.

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

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin. In the future, we intend to continue our existing strategy of originating and purchasing relatively short-term and/or adjustable rate loans. The Bank does not maintain any securities for trading purposes. The Bank does not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
        PURCHASES OF EQUITY SECURITIES

        Use of Proceeds. On March 30, 2004, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

        1. The effective date of the registration statement on Form S-1, as amended (File No. 333-111029) was February 12, 2004.

        2. The offering of securities was not underwritten. Keefe, Bruyette, & Wood, Inc. acted as marketing agent.

        3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 5,686,750 shares at an offering price of $10.00 per share. The offering terminated on March 30, 2004 with the sale of 5,686,750 shares at a price of $10.00 per share. In addition to the 5,686,750 shares issued to eligible depositors, the Company issued 8,860,750 additional shares to K-Fed Mutual Holding Company. As a result of the offering, purchasers in the offering own 39.09% of K-Fed Bancorp's common stock, and K-Fed Bancorp owns 60.91%.

        4. The total offering expenses incurred by the Company were approximately $1.7 million, none of which were paid directly or indirectly to directors or officers of the Company or their associates. A breakdown of the fees by type is as follows (dollars in thousands):

                Marketing agent commission and expenses              $725
                Other fees                                            950
                                                                   ------
                Total fees                                         $1,675

        5. Gross proceeds of the offering were $56.9 million. The Company loaned $4.5 million to the Bank's employee stock ownership plan to purchase stock in the offering and incurred $1.7 million of expenses associated with the offering resulting in net proceeds of $50.7 million. One-half of the net proceeds were invested in the Bank and the remaining amount is invested in overnight federal funds earning interest while awaiting deployment into other interest-earning assets. These uses of proceeds do not represent a material change in the use of proceeds, described in the Company's prospectus dated February 12, 2004.

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

(b)     Reports on Form 8-K

        During the quarter ended March 31, 2004, the Company filed a report on Form 8-K, dated March 31, 2004, to report the completion of its minority stock offering.






        ---------------
        (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-111029), and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            K-Fed Bancorp




Date: May 5, 2004                          /s/ Kay M. Hoveland
      -----------------                    ------------------------------------
                                           Kay M. Hoveland
                                           President and Chief Executive Officer


                                           /s/ Daniel A. Cano
                                           ------------------------------------
                                           Daniel A. Cano
                                           Chief Financial Officer