Form 10-K
period 2004-06-30
K FED BANCORP
filed 2004-09-15
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act: Common
                    Stock, $.01 par value per share.

Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was zero. There were 14,548,500 shares of the registrant's common stock, $.01 par value per share, outstanding at August 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                                K-FED BANCORP
                                         Annual Report on Form 10-K
                                   For the Fiscal Year Ended June 30, 2004
                                              Table of Contents


                                                                                                       Page
                                                                                                       ----
Part I.
Item 1.    Business.                                                                                     2
Item 2.    Properties.                                                                                  37
Item 3.    Legal Proceedings.                                                                           37
Item 4.    Submission of Matters to a Vote of Security Holders.                                         37

Part II.
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities.                                                38
Item 6.    Selected Financial Data.                                                                     39
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                                                41
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                                  53
Item 8.    Financial Statements and Supplementary Data.                                                 55
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.                                                                 55
Item 9A.   Controls and Procedures.                                                                     56
Item 9B.   Other Information                                                                            56

Part III.
Item 10.   Directors and Executive Officers of the Registrant.                                          56
Item 11.   Executive Compensation.                                                                      56
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.                                               57
Item 13.   Certain Relationships and Related Transactions.                                              57
Item 14.   Principal Accountant Fees and Services.                                                      57

Part IV.
Item 15.   Exhibits and Financial Statement Schedules.                                                  57

                                     Part I.

Item 1.  Business.

General

        K-Fed Bancorp (or the "Company") is a federally-chartered stock corporation that was formed in July 2003 as a wholly-owned subsidiary of K-Fed Mutual Holding Company, a federally-chartered mutual holding company, in connection with the mutual holding company reorganization of Kaiser Federal Bank (or the "Bank"), a federally chartered stock savings association. Upon completion of the mutual holding company reorganization in July 2003, the Company acquired all of the capital stock of the Bank. On March 30, 2004, the Company completed a minority stock offering in which it sold 5,686,750 shares, or 39.09%, of its outstanding common stock to eligible depositors of the Bank in a subscription offering. The remaining 8,861,750 outstanding shares of the Company are owned by K-Fed MHC.

         K-Fed Mutual Holding Company is a federally-chartered mutual holding company and is subject to regulation by the Office of Thrift Supervision. K-Fed Mutual Holding Company's principal assets are its investment in K-Fed Bancorp and approximately $50,000 in cash. So long as K-Fed Mutual Holding Company is in existence, it will at all times own at least a majority of the outstanding common stock of K-Fed Bancorp.

         At June 30, 2004, K-Fed Bancorp had total assets of $584.4 million, total deposits of $423.0 million and total shareholders' equity of $89.1 million. The Company's business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

         The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Covina, California, with a branch in Pasadena to serve Los Angeles County, a branch in Fontana to serve San Bernardino and Riverside Counties, and a branch in Santa Clara to serve Santa Clara County.

        The Bank began operations as a credit union in 1953 when we were formed as Kaiser Foundation Hospital Employees Federal Credit Union. The credit union initially served the employees of the Kaiser Foundation Hospital in Los Angeles, California. As the Kaiser Permanente Medical Care Program evolved so did the credit union and in 1972 it changed its name to Kaiser Permanente Federal Credit Union. The credit union grew to primarily serve Kaiser employees and physicians who worked or lived in California between the Mexican border in the south and San Francisco County to the north. The credit union serviced members with two branches, Pasadena and Santa Clara and a network of 30 ATMs primarily located in Kaiser medical centers. However, as a credit union, the credit union was legally restricted to serve only individuals who shared a "common bond" such as a common employer.

        After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings association known as Kaiser Federal Bank which serves the general public as well as Kaiser employees.

        On July 1, 2003, we completed our conversion from a federal mutual savings association to a federal stock savings association in conjunction with the mutual holding company reorganization.

        Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and to a lesser extent, multi-family residential loans and commercial real estate loans. We also originate automobile and other consumer loans. Historically, we have not made commercial business loans or construction loans. We obtain loans through our staff, as well as through advertising in various publications.

        Our revenues are derived principally from interest on loans and mortgage-backed and related securities. We also generate revenue from service charges and other income.

        We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market area of San Diego, Los Angeles, San Bernardino and Santa Clara Counties, California.

Available Information

        Our Internet address is www.k-fed.com. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All SEC filings of the Company are also available at the SEC's website, www.sec.gov.

Market Area

        Our expansive market area provides a large, increasing base of potential customers with per capita income levels favorable to the national average. Los Angeles County's economy has improved dramatically since the mid 1990's as a result of extensive overhauling and restructuring of the region's basic economic sectors. This base consists of a diversified mix of high-technology commercial endeavors, by-products of the defense related industries, which capitalized on the highly educated and skilled labor force. Emerging growth areas include telecommunications, electronics, computers, software and biomedical technologies as well as international trade. The western portion of the San Bernardino and Riverside Counties are adjacent to higher housing cost areas of Los Angeles, Orange and San Diego Counties and are a magnet for new residents seeking affordable housing as well as many local business operations. Manufacturing, transportation and distribution companies provide thousands of jobs in this area. Santa Clara County is in the "Silicon Valley" where high technology industries have down sized. However, the per capita income well exceeds the state and national average.

Competition

        We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. We also face competition from other lenders and investors with respect to loans that we purchase.

        We attract all of our deposits through our branch and ATM network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of June 30, 2004, we believe that we hold less than 0.14% of the deposits in our primary market area.

Lending Activities

        General. We originate and purchase one- to four-family and multi-family residential loans and to a lesser extent we originate and purchase commercial real estate loans. We also originate consumer loans, primarily automobile loans. Our loans carry either a fixed or an adjustable rate of interest. Consumer loans are generally short term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. We also have loans in our portfolio that require only interest payments on a monthly basis. At June 30, 2004, our net loan portfolio totaled $496.2 million, which constituted 84.9% of our total assets. Approximately 61% of our loan portfolio consists of purchased loans. We underwrite each purchased loan, however, in accordance with our underwriting standards.

        At June 30, 2004, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations was $9.6 million. At June 30, 2004, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2004 were as follows: (1) a $1.8 million loan to purchase a 22-unit apartment building, (2) a $1.7 million loan to refinance an office building, (3) a $1.6 million loan to purchase a 24 unit apartment building, (4) a $1.4 million loan to purchase a shopping center, and (5) a $1.4 million loan to refinance a manufacturing facility.

        The following table presents information concerning the composition of Kaiser Federal Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                          AT JUNE 30,
                                           ------------------------------------------------------------------------
                                                    2004                    2003                      2002
                                           ----------------------   ----------------------   ----------------------
                                             AMOUNT      PERCENT       AMOUNT     PERCENT       AMOUNT     PERCENT
                                           -----------  ---------   -----------  ---------   -----------  ---------
                                                                     (Dollars in Thousands)
REAL ESTATE
  One- to four-family...................   $  341,776      68.82%   $  259,563      66.64%   $  145,383      61.03%
  Commercial............................       26,879       5.41        21,266       5.46         7,585       3.18
  Multi-family..........................       72,519      14.60        42,275      10.85        20,345       8.55
                                           -----------  ---------   -----------  ---------   -----------  ---------
     Total real estate loans............      441,174      88.83       323,104      82.95       173,313      72.76

OTHER LOANS
Consumer:
  Automobile.............................      47,359       9.54        56,872      14.60        51,947      21.81
  Home equity............................         437       0.08           664       0.17         1,735       0.73
  Other..................................       7,675       1.55         8,878       2.28        11,202       4.70
                                           -----------  ---------   -----------  ---------   -----------  ---------
     Total other loans...................      55,471      11.17        66,414      17.05        64,884      27.24
                                           -----------  ---------   -----------  ---------   -----------  ---------

     Total loans.........................     496,645     100.00%      389,518     100.00%      238,197     100.00%
                                                        =========                =========                =========

Less:
     Net deferred loan originations
       fees (costs)......................        (332)                    (354)                    (219)
     Premiums on purchased loans.........       2,221                    2,757                      680
     Allowance for loan losses...........      (2,328)                  (2,281)                  (1,744)
                                           -----------              -----------              -----------
        Total loans receivable, net......  $  496,206               $  389,640               $  236,914
                                           ===========              ===========              ===========

(continued)

                                                             AT JUNE 30,
                                           -----------------------------------------------
                                                    2001                    2000
                                           ----------------------   ----------------------
                                             AMOUNT      PERCENT       AMOUNT     PERCENT
                                           -----------  ---------   -----------  ---------

REAL ESTATE
  One- to four-family...................   $   71,824      50.62%   $   55,665      47.80%
  Commercial............................            -          -             -          -
  Multi-family..........................            -          -             -          -
                                           -----------  ---------   -----------  ---------
     Total real estate loans............       71,824      50.62        55,665      47.80

OTHER LOANS
Consumer:
  Automobile.............................      54,548      38.44        45,147      38.77
  Home equity............................       1,880       1.32         1,167       1.00
  Other..................................      13,648       9.62        14,466      12.43
                                           -----------  ---------   -----------  ---------
     Total other loans...................      70,076      49.38        60,780      52.20
                                           -----------  ---------   -----------  ---------

     Total loans.........................     141,900     100.00%      116,445     100.00%
                                                         =========              ==========

Less:
     Net deferred loan originations
       fees (costs)......................         (49)                     (14)
     Premiums on purchased loans.........         163                        -
     Allowance for loan losses...........      (1,175)                    (863)
                                           -----------              -----------
        Total loans receivable, net......  $  140,839               $  115,568
                                           ===========              ===========

        The following table shows the composition of Kaiser Federal Bank loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                          AT JUNE 30,
                                           ------------------------------------------------------------------------
                                                    2004                    2003                      2002
                                           ----------------------   ----------------------   ----------------------
                                             AMOUNT      PERCENT       AMOUNT     PERCENT       AMOUNT     PERCENT
                                           -----------  ---------   -----------  ---------   -----------  ---------
                                                                     (Dollars in Thousands)
FIXED RATE

REAL ESTATE
  One- to four-family...................   $   82,104      16.53%   $   72,798      18.69%   $   71,734      30.12%
                                           -----------  ---------   -----------  ---------   -----------  ---------
    Total real estate loans.............       82,104      16.53        72,798      18.69        71,734      30.12

OTHER LOANS
Consumer:
  Automobile............................       47,359       9.54        56,872      14.60        51,941      21.80
  Other.................................        6,459       1.30         7,530       1.93         9,607       4.03
                                           -----------  ---------   -----------  ---------   -----------  ---------
    Total other loans...................       53,818      10.84        64,402      16.53        61,548      25.83
                                           -----------  ---------   -----------  ---------   -----------  ---------

      Total fixed-rate loans............      135,922      27.37       137,200      35.22       133,282      55.95
                                           -----------  ---------   -----------  ---------   -----------  ---------

ADJUSTABLE RATE

REAL ESTATE
  One- to four-family...................      259,672      52.29       186,765      47.95        73,649      30.93
  Commercial............................       26,879       5.41        21,266       5.46         7,585       3.18
  Multi-family..........................       72,519      14.60        42,275      10.85        20,345       8.54
                                           -----------  ---------   -----------  ---------   -----------  ---------
    Total real estate loans.............      359,070      72.30       250,306      64.26       101,579      42.65

OTHER LOANS
Consumer:
  Automobile............................            -       0.00             -       0.00             6       0.00
  Home equity...........................          437       0.09           664       0.17         1,735       0.73
  Other.................................        1,216       0.24         1,348       0.35         1,595       0.67
                                           -----------  ---------   -----------  ---------   -----------  ---------
    Total other loans...................        1,653       0.33         2,012       0.52         3,336       1.40
                                           -----------  ---------   -----------  ---------   -----------  ---------

      Total adjustable-rate loans.......      360,723      72.63       252,318      64.78       104,915      44.05
                                           -----------  ---------   -----------  ---------   -----------  ---------

      Total loans.......................      496,645     100.00%      389,518     100.00%      238,197     100.00%
                                                        =========                =========                =========
Less:
      Net deferred loan originations
        fees (costs)....................         (332)                    (354)                    (219)
      Premiums on purchased loans.......        2,221                    2,757                      680
      Allowance for loan losses.........       (2,328)                  (2,281)                  (1,744)
                                           -----------              -----------              -----------
         Total loans receivable, net....   $  496,206               $  389,640               $  236,914
                                           ===========              ===========              ===========

(continued)

                                                              AT JUNE 30,
                                           -----------------------------------------------
                                                    2001                    2000
                                           ----------------------   ----------------------
                                             AMOUNT      PERCENT       AMOUNT     PERCENT
                                           -----------  ---------   -----------  ---------

FIXED RATE

REAL ESTATE
  One- to four-family...................   $   64,659      45.57%   $   54,684      46.96%
                                           -----------  ---------   -----------  ---------
    Total real estate loans.............       64,659      45.57        54,684      46.96

OTHER LOANS
Consumer:
  Automobile............................       54,536      38.43        45,120      38.75
  Other.................................       11,497       8.10         9,051       7.77
                                           -----------  ---------   -----------  ---------
    Total other loans...................       66,033      46.53        54,171      46.52
                                           -----------  ---------   -----------  ---------

      Total fixed-rate loans............      130,692      92.10       108,855      93.48
                                           -----------  ---------   -----------  ---------

ADJUSTABLE RATE

REAL ESTATE
  One- to four-family...................        7,165       5.05           981       0.84
  Commercial............................            -       0.00             -       0.00
  Multi-family..........................            -       0.00             -       0.00

    Total real estate loans.............        7,165       5.05           981       0.84

OTHER LOANS
Consumer:
  Automobile............................           12       0.01            27       0.03
  Home equity...........................        1,880       1.32         1,167       1.00
  Other.................................        2,151       1.52         5,415       4.65
                                           -----------  ---------   -----------  ---------
    Total other loans...................        4,043       2.85         6,609       5.68


      Total adjustable-rate loans.......       11,208       7.90         7,590       6.52
                                           -----------  ---------   -----------  ---------

      Total loans.......................      141,900     100.00%      116,445     100.00%
                                                        =========                =========
Less:
      Net deferred loan originations
        fees (costs)....................          (49)                     (14)
      Premiums on purchased loans.......          163                        -
      Allowance for loan losses.........       (1,175)                    (863)
                                           -----------              -----------
         Total loans receivable, net....   $  140,839               $  115,568
                                           ===========              ===========

        LOAN MATURITY AND REPRICING. The following schedule illustrates certain information at June 30, 2004 regarding the dollar amount of loans maturing in Kaiser Federal Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                           REAL ESTATE
                               --------------------------------------

                                  ONE-TO                               CONSUMER -  CONSUMER -
                                FOUR-FAMILY  COMMERICAL  MULTI-FAMILY     AUTOS     OTHER (2)       TOTAL
                                  AMOUNT       AMOUNT       AMOUNT       AMOUNT      AMOUNT        AMOUNT
                               ------------ ------------ ------------ ------------ ------------ ------------
                                                          (Dollars in Thousands)
            At
         June 30,
---------------------------
Within 1 year (1)...........   $         -   $         -  $         8  $     1,068  $     4,286  $     5,362

After 1 year:
  After 1 Year through 3
   Years....................            77             -          122       13,166          972       14,337
  After 3 Years through
   5 Years..................           220             -           19       32,626          449       33,314
  After 5 Years through
   10 Years.................         6,838        26,369        3,200          499        2,305       39,211
  After 10 Years through
   15 Years.................        37,494           510       46,809            -          100       84,913
  Over 15 years.............       297,147             -       22,361            -            -      319,508
                               ------------ ------------ ------------ ------------ ------------ ------------

Total due after 1 year......       341,776        26,879       72,511       46,291        3,826      491,283
                               ------------ ------------ ------------ ------------ ------------ ------------

Total.......................   $   341,776   $    26,879  $    72,519  $    47,359  $     8,112  $   496,645
                               ============ ============ ============ ============ ============ ============

------------------------
(1) Includes demand loans and loans having no stated maturity.
(2) Includes home equity loans.

        The following table illustrates certain information at June 30, 2004 regarding the dollar amount of loans maturing in Kaiser Federal Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                           REAL ESTATE
                               --------------------------------------

                                  ONE-TO                               CONSUMER -  CONSUMER -
                                FOUR-FAMILY  COMMERICAL  MULTI-FAMILY     AUTOS     OTHER (2)       TOTAL
                                  AMOUNT       AMOUNT       AMOUNT       AMOUNT      AMOUNT        AMOUNT
                               ------------ ------------ ------------ ------------ ------------ ------------
                                                          (Dollars in Thousands)
            At
         June 30,
---------------------------
Within 1 year (1)...........   $     9,933   $     4,601  $    23,824  $     1,068  $     4,286  $    43,712

After 1 year:
  After 1 Year through
    3 Years.................       126,830         7,198       32,512       13,166          972      180,678
  After 3 Years through
    5 Years.................       123,141        15,080       16,183       32,626          449      187,479
  After 5 Years through
    10 Years................         6,838             -            -          499        2,305        9,642
  After 10 Years through
    15 Years................        37,126             -            -            -          100       37,226
  Over 15 years.............        37,908             -            -            -            -       37,908
                               ------------ ------------ ------------ ------------ ------------ ------------
Total due after 1 year......       331,843        22,278       48,695       46,291        3,826      452,933
                               ------------ ------------ ------------ ------------ ------------ ------------

Total.......................   $   341,776   $    26,879  $    72,519  $    47,359  $     8,112  $   496,645
                               ============ ============ ============ ============ ============ ============

---------------------------
(1) Includes demand loans and loans having no stated maturity.
(2) Includes home equity loans.

        The following tables set forth the dollar amount of all loans due after June 30, 2005, which have fixed interest rates and adjustable interest rates.


                                                       DUE AFTER JUNE 30, 2005
                                             ----------------------------------------
                                                 FIXED     ADJUSTABLE      TOTAL
                                             ------------ ------------- -------------
                                                      (Dollars in Thousands)

           REAL ESTATE LOANS
             One-to four-family.............. $   82,104   $   259,672  $   341,776
             Commercial......................          -        26,879       26,879
             Multi-family....................          -        72,511       72,511
                                             ------------ ------------- -------------
               Total real estate loans.......     82,104       359,062      441,166
                                             ------------ ------------- -------------
           OTHER LOANS
           Consumer:
             Automobile......................     46,291             -       46,291
             Home Equity.....................          -            34           34
             Other Loans.....................      3,792             -        3,792
                                             ------------ ------------- -------------
               Total other loans.............     50,083            34       50,117
                                             ------------ ------------- -------------

           Total loans....................... $  132,187   $   359,096  $   491,283
                                             ============ ============= =============

        Of the $496.6 million in total loans at June 30, 2004, approximately $135.9 million have fixed rates of interest and approximately $360.7 million have adjustable rates of interest.

        One- to Four-Family Residential Lending. At June 30, 2004, one- to four-family residential mortgage loans totaled $341.8 million, or 68.8%, of our gross loan portfolio. We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. We currently retain in our portfolios all single-family loans we originate. Approximately 64.6% of our one- to-four family residential portfolio was purchased within the past fiscal year.

        We currently originate one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rate based on U. S. Treasury securities adjusted to a constant maturity of one year and the average of U.S. Treasury securities adjusted to a constant maturity of one year over the previous 12 month period. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our home mortgages are structured with a five to thirty year maturity, with amortizations up to a 30 year period. All of our one- to-four family loans originated or purchased are secured by properties located in California.

        All our real estate loans contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The loans originated or purchased by us are underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines. See "- Loan Originations, Purchases, Sales and Repayments." See "- Asset Quality - Non-Performing Assets" and "Asset Quality - Classified Assets."

        Adjustable rate loan mortgages generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The Company has not experienced significant delinquencies for these loans. However, the majority of these loans have been purchased or originated within the past three years. See "
- Asset Quality - Non-Performing Assets" and " - Classified Assets." At June 30, 2004, our one-to four-family ARM loan portfolio totaled $259.7 million, or 52.3% of our gross loan portfolio. At that date, the fixed-rate one-to-four-family mortgage loan portfolio totaled $82.1 million, or 16.5% of the Company's gross loan portfolio.

        In addition, the Company has purchased adjustable-rate interest-only mortgage loans. As of June 30, 2004, the Company's one- to four-family interest-only ARM loans totaled $84.3 million, or 17.0% of our gross loan portfolio. We have no plans to increase the number of interest-only loans held in our loan portfolio at this time.

        Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At June 30, 2004, multi-family residential loans totaled $72.5 million, or 14.6%, of our gross loan portfolio and $24.0 million of this amount was purchased from other lenders without recourse.

        Our multi-family residential loans are originated with adjustable interest rates only. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize over a period of up to 30 years and have maximum maturity of 30 years. These loans are secured by properties located in California. We use mortgage bankers and brokers to originate these loans as well as through our staff. We retain some of the multi-family loans we originate, while selling participations in others to manage our exposure to any one borrower.

        Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors. See "- Loan Originations, Purchases, Sales and Repayments."

        Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality - Non-Performing Assets."

        Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area. At June 30, 2004, commercial real estate loans totaled $26.9 million, or 5.4%, of our gross loan portfolio. Our largest commercial real estate loan at June 30, 2004, was a $1.7 million loan secured by the real estate.

        We originate only adjustable-rate commercial real estate loans. The interest rate on these loans is tied to a variety of indices, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 30 years, have maturities of up to 10 years and carry pre-payment penalties.

        Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state licensed fee appraisers approved by the board of directors. All the properties securing our commercial real estate loans are located in California. See "- Loan Originations, Purchases, Sales and Repayments."

        Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality - Non-Performing Loans."

        Consumer Loans. Historically, we offered a variety of consumer loans. Currently we only offer loans secured by automobiles or deposits. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At June 30, 2004, our consumer loan portfolio, exclusive of automobile loans, totaled $8.1 million, or 1.6%, of our gross loan portfolio. In recent years, our consumer loans, as a percentage of our loan portfolio, has continued to decrease as we have emphasized our real estate loan products.

        The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $47.4 million at June 30, 2004, or 9.5%, of our gross loan portfolio at June 30, 2004. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

        Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

LOAN ORIGINATIONS, PURCHASES, SALES AND REPAYMENTS

        We originate loans through employees located at our offices. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase real estate whole loans as well as participation interests in real estate loans. In addition, we sell participation interests in some of our larger real estate loans. We began purchasing one- to four-family real estate loans in January 2001 and multi-family real estate loans in October 2001. We have used 10 different loan brokers in these purchase transactions. As of June 30, 2004, we had participation interests in two commercial real estate loans. All of our other commercial real estate loans have been originated in-house. At June 30, 2004, our real estate loan portfolio totaled $441.2 million or 88.8% of the gross loan portfolio. Purchased real estate loans at June 30, 2004 totaled $300.6 million, or 68.1% of the real estate loan portfolio.

        The following table shows the loan origination, purchase, sale and repayment activities of Kaiser Federal Bank for the periods indicated, and includes loans originated for both our own portfolio and for sale of participating interests.


                                                                       YEAR ENDED JUNE 30,
                                                           -------------------------------------------
                                                                2004           2003           2002
                                                           -------------- -------------- -------------
                                                                     (Dollars in Thousands)
        ORIGINATIONS BY TYPE:
        Adjustable rate:
          Real estate- one- to four- family.............    $      1,288   $      4,039   $     2,986
                     - commercial.......................          12,820         15,164         8,661
                     - multi-family.....................          24,100         25,662         4,115
          Non-real estate - consumer automobile.........               -              -             -
                          - other consumer..............           4,516          4,983         4,920
                                                           -------------- -------------- -------------
            Total adjustable-rate.......................          42,724         49,848        20,682
                                                           -------------- -------------- -------------

        Fixed rate:
          Real estate- one- to four- family.............          16,595         31,808        18,567
          Non-real estate - consumer automobile.........          21,070         35,457        25,175
                          - other consumer..............           9,447          9,010        10,585
                                                           -------------- -------------- -------------
            Total fixed-rate............................          47,112         76,275        54,327
                                                           -------------- -------------- -------------
              Total loans orginated.....................          89,836        126,123        75,009
                                                           -------------- -------------- -------------

        PURCHASES:
        Adjustable rate:
          Real estate- one- to four- family.............         247,160        204,738        78,053
                     - commercial.......................               -          1,500             -
                     - multi-family.....................          18,394              -        16,298
                                                           -------------- -------------- -------------
            Total adjustable-rate.......................         265,554        206,238        94,351
                                                           -------------- -------------- -------------

        Fixed rate:
          Real estate- one- to four- family.............          18,281          5,217         3,982
                     - commercial.......................               -              -             -
                     - multi-family.....................               -              -             -
                                                           -------------- -------------- -------------
            Total fixed-rate............................          18,281          5,217         3,982
                                                           -------------- -------------- -------------
              Total loans purchased.....................         283,835        211,455        98,333
                                                           -------------- -------------- -------------

        SALES AND REPAYMENTS:
        Sales and loan participations sold..............           1,585          3,111         1,063
        Principal repayments............................         264,959        183,146        75,982
                                                           -------------- -------------- -------------
              Total reductions..........................         266,544        186,257        77,045
                                                           -------------- -------------- -------------
        Increase (decrease) in other items, net.........            (561)         1,405          (222)
                                                           -------------- -------------- -------------
              Net increase..............................    $    106,566   $    152,726   $    96,075
                                                           ============== ============== =============

ASSET QUALITY

        The Kaiser Permanente Medical Care Program employs a large percentage of Kaiser Federal Bank's account holders. Further, a significant concentration of our borrowers resides in California. Although Kaiser Federal Bank has a diversified loan portfolio, borrowers' ability to repay loans may be affected by the economic climate of either the health care industry or the overall geographic region in which the borrowers reside. Because we have a significant amount of real estate loans, decreases in California's real estate values could adversely affect the value of property used as collateral. In this regard, at June 30, 2004, the rate of unemployment (not seasonally adjusted) in the State of California was 6.3% with the unemployment rate for the United States at 5.8% In addition, the State of California's newly approved budget includes a spending plan that eliminates a state deficit estimated at the beginning of the calendar year 2004 to be $17.0 billion. These initiatives may require aggressive measures such as reducing state expenditures and other cost-cutting initiatives to meet the budget's objectives. These measures may negatively affect the California economy and Kaiser Federal Bank.

        When a borrower fails to make a timely payment on a consumer loan, a delinquency notice is sent when the loan is 10 days past due. When the loan is 20 days past due, we mail a subsequent delinquency notice to the borrower. Once a loan is 30 days past due, our staff contacts the borrower by telephone to determine the reason for delinquency and to request payment of the delinquent amount in full or the establishment of an acceptable repayment plan to bring the loan current. If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured loans and small claims or legal action for unsecured loans.

        For one- to four-family residential, multi-family and commercial real estate loans serviced by us, a delinquency notice is sent to the borrower when the loan is 8 days past due. When the loan is 20 days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes 45 days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 10 days to bring the account current. Once the loan becomes 60 days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will turn over the account to the deed of trust trustee with instructions to initiate foreclosure.

        Real estate loans serviced by a third party are subject to the servicing institution's collection policies. However, we track each purchased loan individually to ensure full payments are received as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our servicing officer, which are included in the month-end delinquent real estate report to management. Contractually, third party servicers are required to adhere to collection policies no less stringent than our policies.

        DELINQUENT LOANS. The following table sets forth our loans delinquent 60 to 89 days and over 89 days past due by type, number, amount and percentage of type at June 30, 2004.

                                                     LOANS DELINQUENT FOR:
                                       -----------------------------------------------          TOTAL
                                              60-89 DAYS           90 DAYS OR MORE        DELINQUENT LOANS
                                       ----------------------- ----------------------- -----------------------
                                                    PRINCIPAL               PRINCIPAL              PRINCIPAL
                                         NUMBER      BALANCE     NUMBER      BALANCE     NUMBER     BALANCE
                                        OF LOANS    OF LOANS    OF LOANS    OF LOANS    OF LOANS   OF LOANS
                                       ---------- ------------ ---------- ------------ ---------- ------------
                                                               (Dollars in Thousands)
One- to four-family...............             -   $        -          -   $        -          -   $        -
Commercial........................             -            -          -            -          -            -
Multi-family......................             -            -          -            -          -            -
Home Equity.......................             -            -          -            -          -            -
Consumer - automobile.............            40          502          9           79         49          581
Other consumer....................            97           93          2            3         99           96
                                       ---------- ------------ ---------- ------------ ---------- ------------
                                             137          595         11           82        148          677
                                       ========== ============ ========== ============ ========== ============
Delinquent loans to
total gross loans.................                       0.12%                   0.02%                   0.14%

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

        Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

                                                                          JUNE 30,
                                                 ----------------------------------------------------------
                                                   2004        2003        2002        2001         2000
                                                 ---------   ---------   ---------   ----------   ---------
                                                                   (Dollars in Thousands)
NONACCRUAL LOANS:
  One- to four-family........................     $     -     $     -     $     -     $      -     $     -
  Commercial.................................           -           -           -            -           -
  Multi-family...............................           -           -           -            -           -
  Consumer - Automobile......................          79          13         138           77          26
  Consumer - Other...........................           3          13           -           14           1
                                                 ---------   ---------   ---------   ----------   ---------
    Total....................................          82          26         138           91          27
                                                 ---------   ---------   ---------   ----------   ---------

ACCRUING DELINQUENT MORE THAN 90 DAYS:
  One- to four-family........................           -           -           -            -           -
  Commercial.................................           -           -           -            -           -
  Multi-family...............................           -           -           -            -           -
  Consumer - Automobile......................           -           -           -            -           -
  Consumer - Other...........................           -           -           -            -           -
                                                 ---------   ---------   ---------   ----------   ---------
    Total....................................           -           -           -            -           -
                                                 ---------   ---------   ---------   ----------   ---------

Non-performing loans.........................          82          26         138           91          27

Repossessed assets...........................          62          26          78          378          31
                                                 ---------   ---------   ---------   ----------   ---------

Total non-performing assets..................     $   144     $    52     $   216     $    469     $    58
                                                 =========   =========   =========   ==========   =========

Non-performing loans to total loans (1)......        0.02%       0.01%       0.06%        0.06%       0.02%

Non-performing assets to total assets........        0.02%       0.01%       0.07%        0.20%       0.03%

Non-accrued interest (2)....................      $     4     $     1     $     4     $      3     $     1
                                                 =========   =========   =========   ==========   =========
-----------------------------
(1) Total loans are net of deferred fees and costs
(2) If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been accrued on non-accrual loans.

        CLASSIFIED ASSETS. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

        In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 2.6% of our equity capital and 0.4% of our total assets at June 30, 2004.

        The aggregate amount of our classified assets at the dates indicated were as follows:

                                                   AT JUNE 30,
                                            ------------------------
                                               2004         2003
                                            -----------  -----------
                                             (Dollars in Thousands)
              Classified Assets:
                Loss......................   $      85    $      83
                Doubtful..................         968        1,304
                Substandard...............         858          407
                Special Mention...........         422          353
                                            -----------  -----------
                 Total....................   $   2,333    $   2,147
                                            ===========  ===========

        ALLOWANCE FOR LOAN LOSSES. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

        The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

        The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

        Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Kaiser Federal Bank will be unable to collect all amounts due according to the terms of the loan agreement, Kaiser Federal Bank determines impairment by computing a fair value either based on discounted cash flows using the loan's initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

        Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management's determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

        At June 30, 2004, our allowance for loan losses was $2.3 million or 0.5% of the total loan portfolio and 2,839.0% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is at an amount that will absorb probable loan losses inherent in our loan portfolios.

        The following sets forth an analysis of our allowance for loan losses.


                                                                         YEAR ENDED JUNE 30,
                                                ----------------------------------------------------------------------
                                                    2004           2003          2002           2001          2000
                                                ------------   ------------  ------------   ------------  ------------
                                                                        (Dollars in Thousands)
Balance at beginning of period...............    $     2,281    $    1,744    $    1,175     $      863    $    1,094

CHARGE-OFFS:
  One- to four-family.........................             -             -             -              -             -
  Commercial..................................             -             -             -              -             -
  Multi-family................................             -             -             -              -             -
  Consumer - automobile.......................           675           842           990            534           145
  Other consumer..............................            62            58           110             85           371
                                                ------------   ------------  ------------   ------------  ------------
                                                         737           900         1,100            619           516
RECOVERIES:
  One- to four-family.........................             -             -             -              -             -
  Commercial..................................             -             -             -              -             -
  Multi-family................................             -             -             -              -             -
  Consumer - automobile.......................           279           296           503            137            18
  Other consumer..............................            22            17            19             26            70
                                                ------------   ------------  ------------   ------------  ------------
                                                         301           313           522            163            88
                                                ------------   ------------  ------------   ------------  ------------

Net charge-offs...............................           436           587           578            456           428

Provision (benefit) for loan losses...........           483         1,124         1,147            768           197
                                                ------------   ------------  ------------   ------------  ------------

Balance at end of period......................   $     2,328    $    2,281    $    1,744     $    1,175    $      863
                                                ============   ============  ============   ============  ============

Net charge-offs to average loans during
  this period  (1)............................          0.11%         0.19%         0.33%          0.36%         0.40%

Net charge-offs to average non-
  performing loans during this period ........        807.41%       715.85%       504.80%        772.88%       228.88%

Allowance for loan losses to non-
  performing loans............................      2,839.02%     8,773.08%     1,263.77%      1,291.21%     3,196.30%

Allowance as a % of total loans (end of
  period) (1).................................          0.47%         0.58%         0.73%          0.83%         0.74%

----------------------------
(1) Total loans are net of deferred fees and costs

        The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                                                         AT JUNE 30,
                                         -------------------------------------------------------------------------
                                                       2004                                     2003
                                         -----------------------------------   -----------------------------------
                                                    PERCENT OF   PERCENT OF               PERCENT OF  PERCENT OF
                                                      GROSS         GROSS                   GROSS        GROSS
                                                      LOANS         LOANS                   LOANS        LOANS
                                                     IN EACH       IN EACH                 IN EACH      IN EACH
                                                     CATEGORY     CATEGORY                 CATEGORY    CATEGORY
                                                    PERCENT OF       TO                   PERCENT OF      TO
                                                    ALLOWANCE       TOTAL                 ALLOWANCE      TOTAL
                                                    TO TOTAL        GROSS                 TO TOTAL       GROSS
                                          AMOUNT    ALLOWANCE       LOANS       AMOUNT    ALLOWANCE      LOANS
                                         -------- ------------ -------------   -------- ------------ -------------
                                                                    (Dollars in Thousands)

Secured by residential real estate....    $   932     40.03 %      68.82 %     $    703      30.82 %     66.64 %

Secured by commercial real estate.....         99      4.25         5.41             82       3.59        5.46

Secured by multi-family real estate...        232      9.97        14.60            132       5.79       10.85

Consumer - automobile.................      1,008     43.30         9.54          1,289      56.51       14.60

Consumer - other......................         57      2.45         1.63             75       3.29        2.45

Unallocated...........................          -         -            -              -          -           -
                                          -------   --------   ----------      ---------   --------    ---------

Total Allowance for Loan Losses.......    $ 2,328    100.00 %     100.00%      $  2,281     100.00 %    100.00 %
                                          =======   ========   ==========      =========   ========    =========

(continued)

                                                                        AT JUNE 30,
                                         -------------------------------------------------------------------------
                                                       2002                                     2001
                                         -----------------------------------   -----------------------------------
                                                    PERCENT OF   PERCENT OF               PERCENT OF  PERCENT OF
                                                      GROSS         GROSS                   GROSS        GROSS
                                                      LOANS         LOANS                   LOANS        LOANS
                                                     IN EACH       IN EACH                 IN EACH      IN EACH
                                                     CATEGORY     CATEGORY                 CATEGORY    CATEGORY
                                                    PERCENT OF       TO                   PERCENT OF      TO
                                                    ALLOWANCE       TOTAL                 ALLOWANCE      TOTAL
                                                    TO TOTAL        GROSS                 TO TOTAL       GROSS
                                          AMOUNT    ALLOWANCE       LOANS       AMOUNT    ALLOWANCE      LOANS
                                         -------- ------------ -------------   -------- ------------ -------------

Secured by residential real estate....    $   582     33.33 %      61.04 %     $    287      24.44 %      50.62 %

Secured by commercial real estate.....         30      1.73         3.18              -          -            -

Secured by multi-family real estate...         81      4.66         8.54              -          -            -

Consumer - automobile.................        970     55.63        21.81            751      63.88        38.44

Consumer - other......................         81      4.65         5.43            137      11.68        10.94

Unallocated...........................          -         -            -              -          -            -
                                          -------   --------   ----------      ---------   --------    ---------

Total Allowance for Loan Losses.......    $ 1,744    100.00 %     100.00 %     $  1,175     100.00%      100.00 %
                                          =======   ========   ==========      =========   ========    =========

(continued)

                                                      AT JUNE 30,
                                          ----------------------------------
                                                         2002
                                         -----------------------------------
                                                    PERCENT OF   PERCENT OF
                                                      GROSS         GROSS
                                                      LOANS         LOANS
                                                     IN EACH       IN EACH
                                                     CATEGORY     CATEGORY
                                                    PERCENT OF       TO
                                                    ALLOWANCE       TOTAL
                                                    TO TOTAL        GROSS
                                          AMOUNT    ALLOWANCE       LOANS
                                         -------- ------------ -------------

Secured by residential real estate....   $   256      29.66 %      47.80 %

Secured by commercial real estate.....         -          -            -

Secured by multi-family real estate...         -          -            -

Consumer - automobile.................       383      44.38        38.77

Consumer - other......................       224      25.96        13.43

Unallocated...........................         -          -            -
                                          -------   --------   ----------

Total Allowance for Loan Losses.......   $   863     100.00 %     100.00 %
                                          =======   ========   ==========

INVESTMENT ACTIVITIES

        GENERAL. We are required by federal regulations to maintain an amount of liquid assets in order to meet our liquidity needs. These assets consist of certain specified securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments." Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2004, our liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 33.4%.

        We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. See "How We Are Regulated
- Kaiser Federal Bank" for a discussion of additional restrictions on our investment activities.

        Under the direction and guidance of the Investment/Asset and Liability Management Committee and board policy, our president has the basic responsibility for the management of our investment portfolio. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

        The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and maximizes earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Quantitative and Qualitative Disclosures about Market Risk - Asset and Liability Management and Market Risk."

        At June 30, 2004, our investment portfolio totaled $62.4 million and consisted principally of collateralized mortgage obligations, mortgage-backed securities, and U.S. agency obligations. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management's projected demand for funds for loan originations, deposits, and other activities.

        MORTGAGE-BACKED SECURITIES. Our mortgage-backed securities had a fair value of $11.6 million and a $11.8 million amortized cost at June 30, 2004. The mortgage-backed securities were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities. At June 30, 2004, the portfolio had a weighted-average coupon rate of 4.1% and an estimated weighted-average-yield of 3.3%. These securities had an estimated average maturity of 8.3 years and an estimated average life of 3.0 years at June 30, 2004.

        U.S. AGENCY OBLIGATIONS. Our portfolio of U.S. agency obligations had a fair value of $20.9 million and a $21.0 million amortized cost at June 30, 2004. At June 30, 2004, the portfolio had a weighted-average-coupon and a weighted-average-yield of 2.8%. All U.S. agency obligations have call provisions. The longest term call provision was on a bond with an amortized cost of $5.0 million, a one-time call of 0.4 years, and a final maturity of 2.4 years.

        COLLATERALIZED MORTGAGE OBLIGATIONS. Our portfolio of collateralized mortgage obligations had a fair value of $29.4 million and a $29.9 million amortized cost at June 30, 2004. At June 30, 2004 the portfolio had a weighted-average-coupon of 4.5% and a weighted-average-yield of 4.1%. These securities had an estimated average maturity of 21.1 years and an estimated average life of 3.6 years at June 30, 2004.

        We invest in collateralized mortgage obligations as an alternative to mortgage loans and conventional mortgage-backed securities as part of our asset liability management strategy. Management believes that collateralized mortgage obligations represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, we have, from time to time, concluded that short and intermediate and long duration collateralized mortgage obligations (with an expected average life of five to ten years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because our collateralized mortgage obligations are purchased as an alternative to mortgage loans and because we have the ability and intent to hold such securities to maturity, all such securities are classified as held-to-maturity. All of our collateralized mortgage obligations and mortgage-backed securities are guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae.

        In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying collateralized mortgage obligations are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a collateralized mortgage obligations may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is our strategy to purchase tranches of collateralized mortgage obligations with expected shorter term duration and are intended to produce stable cash flows in different interest rate environments. However, interest rate changes may affect the duration of these securities.

        To assess price volatility, the Federal Financial Institutions Examination Council adopted a policy which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the Office of Thrift Supervision, requires us to annually test our collateralized mortgage obligations and other mortgage-related securities to determine whether they are high-risk or non high-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions, such as Kaiser Federal Bank, may invest in high-risk mortgage securities only to reduce interest rate risk. In accordance with our policy, we do not invest in securities classified as high-risk at the time of purchase. However, as of June 30, 2004, we had $17.9 million in high risk securities as a result of changes in market interest rates.

        The following table sets forth the composition of our investment portfolio at the dates indicated.

                                                                                   AT JUNE 30,
                                                 ------------------------------------------------------------------------------
                                                           2004                       2003                       2002
                                                 ------------------------   ------------------------   ------------------------
                                                   CARRYING                  CARRYING                   CARRYING
                                                    VALUE     % OF TOTAL       VALUE     % OF TOTAL       VALUE     % OF TOTAL
                                                 ----------- ------------   ----------- ------------   ----------- ------------
                                                                             (Dollars in Thousands)
SECURITIES AVAILABLE FOR SALE:
Investment securities:
  U.S. Government Agency obligations............  $   10,890        17.46 %  $        -           - %   $        -           - %
Mortgage-backed securities:
  Freddie Mac...................................      10,113        16.22             -           - %   $        -           - %
                                                  -----------  -----------   -----------  ----------    -----------  ----------

Total securities available for sale.............  $   21,003        33.68 %  $        -           - %   $        -           - %
                                                  ===========  ===========   ===========  ==========    ===========  ==========

SECURITIES HELD TO MATURITY:
Investment securities:
  U.S. Government Agency obligations............  $   10,000        16.03 %  $        -           - %   $    8,000       40.43 %
Mortgage-backed securities:
  Fannie Mae....................................         732         1.17         1,188        8.34          1,825        9.22
  Freddie Mac...................................         454         0.73           695        4.88            959        4.85
  Ginnie Mae....................................         310         0.50           406        2.85            667        3.37
Collateralized mortgage obligations:
  Fannie Mae....................................       7,342        11.77         7,399       51.93          6,735       34.04
  Freddie Mac...................................      18,049        28.94         4,559       32.00          1,601        8.09
  Ginnie Mae....................................       4,474         7.17             -        0.00              -        0.00
                                                  -----------  -----------   -----------  ----------    -----------  ----------

Total held to maturity..........................  $   41,361        66.32 %  $   14,247      100.00 %   $   19,787      100.00 %
                                                  ===========  ===========   ===========  ==========    ===========  ==========

Total investment securities.....................  $   62,364       100.00 %  $   14,247      100.00 %   $   19,787      100.00 %
                                                  ===========  ===========   ===========  ==========    ===========  ==========

OTHER EARNINGS ASSETS:
  Interest-bearing deposits in other financial
    institutions................................  $    2,970        24.40    $    6,437       30.52     $   23,378       91.75
  Fed Funds.....................................       5,235        43.00        11,645        0.55            975        3.83
  FHLB stock....................................       3,290        27.02         2,602       12.34          1,008        3.96
  Other investments.............................         679         0.05           406        1.93            118        0.46
                                                  -----------  -----------   -----------  ----------    -----------  ----------

Total other earning assets......................  $   12,174       100.00 %  $   21,090      100.00 %   $   25,479      100.00 %
                                                  ===========  ===========   ===========  ==========    ===========  ==========
Total investment securities and other earning
  assets........................................  $   74,538                 $   35,337                 $   45,266
                                                  ===========                ===========                ===========

        While our collateralized mortgage backed securities and mortgage backed securities carry a reduced credit risk as compared to whole loans due to their issuance under government agency sponsored programs, they remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and so affect both the prepayment speed, and value, of the investment securities. As a result of these factors, the estimated average lives of these securities will be shorter than the contractual maturities as shown on the following table.

        The composition and maturities of the investment securities portfolio as of June 30, 2004, are as follows:


                                                                                AT JUNE 30, 2004
                                          ------------------------------------------------------------------------------------------
                                                         WEIGHTED     AFTER ONE     WEIGHTED    AFTER FIVE    WEIGHTED
                                             ONE YEAR     AVERAGE    YEAR THROUGH    AVERAGE   YEARS THROUGH   AVERAGE    AFTER TEN
                                             OR LESS       YIELD      FIVE YEARS      YIELD      TEN YEARS      YIELD       YEARS
                                          ------------- ----------- -------------- ----------- ------------- ----------- -----------
                                                                             (Dollars in Thousands)
U.S. Government Agency obligations.......  $      -             -%    $    20,890       2.76%   $         -          -%   $       -
Mortgage-backed securities...............         -             -           8,163       3.20          1,950       3.86        1,496
Collateralized mortgage obligations......         -             -               -          -              -          -       29,865

                                          ------------- ----------- -------------- ----------- ------------- ----------- -----------
Total investment securities..............  $      -             -%         29,053       2.88%         1,950       3.86%      31,361
                                          ============= =========== ============== =========== ============= =========== ===========

(CONTINUED)

                                                     AT JUNE 30, 2004
                                          ---------------------------------------
                                           WEIGHTED                    WEIGHTED
                                            AVERAGE    BALANCE AS OF    AVERAGE
                                             YIELD     JUNE 30, 2004     YIELD
                                          ----------- --------------- -----------
                                                   (Dollars in Thousands)


U.S. Government Agency obligations.......          -%  $      20,890      2.76%
Mortgage-backed securities...............       2.81          11,609      3.26
Collateralized mortgage obligations......       4.07          29,865      4.07

                                          ----------- --------------- -----------
Total investment securities..............      4.01%   $      62,364      3.47%
                                          =========== =============== ===========

        FEDERAL HOME LOAN BANK STOCK. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank of San Francisco. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $3.3 million and had a weighted-average-yield of 3.9% for the year ended June 30, 2004. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends, that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

        EQUITY INVESTMENT. We also had an approximate 20% investment in a limited liability partnership, which builds and operates affordable housing projects located in Northern California. We purchased the investment for approximately $2.7 million during the year ended June 30, 2004. The investment is being accounted for using the equity method of accounting. The investment is evaluated periodically for impairment based on the remaining allocable tax credits.

SOURCES OF FUNDS

        GENERAL. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

        DEPOSITS. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Approximately 37.3% of our deposits are from customers who are employed by the Kaiser Permanente Medical Care Program.

        The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and bi-weekly direct deposits from Kaiser Permanente Medical Care Program payrolls. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

        The following table sets forth our deposit flows during the periods indicated.

                                                 YEAR ENDED JUNE 30,
                                    --------------------------------------------
                                         2004           2003           2002
                                    -------------- -------------- --------------
                                                 (Dollars in Thousands)

Opening balance...................   $    346,239   $    252,038   $    197,588
Deposits, net of withdrawals......         68,590         86,871         47,849
Interest credited.................          8,124          7,330          6,601
                                    -------------- -------------- --------------

Ending balance....................   $    422,953   $    346,239   $    252,038
                                     ============   ============   ============

Net increase......................         76,714         94,201         54,450

Percent increase..................          22.16%         37.38%         27.56%

        The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

                                                                      AT JUNE 30,
                                    --------------------------------------------------------------------------------
                                              2004                       2003                       2002
                                    -------------------------- -------------------------- --------------------------
                                                  PERCENT OF                 PERCENT OF                 PERCENT OF
                                       AMOUNT        TOTAL        AMOUNT        TOTAL        AMOUNT        TOTAL
                                    ------------ ------------- ------------ ------------- ------------ -------------
                                                                 (Dollars in Thousands)

Noninterest-bearing demand........   $   38,020        8.99%    $   30,119        8.70%    $   26,904       10.67%

Savings...........................       95,115       22.49         82,691       23.88         69,782       27.69

Money market......................      105,532       24.95         87,555       25.30         59,970       23.79

Certificates of deposit
  1.00% - 1.99%...................       26,092        6.17         12,543        3.62              -            -
  2.00% - 2.99%...................       69,569       16.45         52,072       15.04         18,627        7.39
  3.00% - 3.99%...................       37,652        8.90         26,919        7.77         19,462        7.72
  4.00% - 4.99%...................       26,808        6.34         23,145        6.68         14,713        5.84
  5.00% - 5.99%...................        9,770        2.31         13,127        3.79         16,889        6.70
  6.00% - 6.99%...................        8,400        1.99         12,124        3.50         19,425        7.71
  7.00% - 7.99%...................        5,995        1.43          5,944        1.72          6,266        2.49
                                    ------------ ------------- ------------ ------------- ------------ -------------
Total Certificates of Deposit.....      184,286       43.57        145,874       42.12         95,382       37.85

                                    ------------ ------------- ------------ ------------- ------------ -------------
Total.............................   $  422,953      100.00%    $  346,239      100.00%    $  252,038      100.00%
                                    ============ ============= ============ ============= ============ =============

        The following table indicates the amount of Kaiser Federal Bank's certificates of deposit by time remaining until maturity as of June 30, 2004.

                                 JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                   2005           2006            2007            2008            2009           TOTAL
                             --------------- --------------- --------------- --------------- --------------- --------------
                                                                  (Dollars in Thousands)
1.00% - 1.99%...........      $   26,000       $      77        $      9       $       7        $      -      $  26,093
1.99% - 2.99%...........          54,704          14,376             446              10              32         69,568
3.00% - 3.99%...........           6,673           7,465           6,783           4,749          11,982         37,652
4.00% - 4.99%...........           2,990             663           1,708          14,510           6,937         26,808
5.00% - 5.99%...........           1,285           1,406           7,080               -               -          9,771
6.00% - 6.99%...........           3,462           4,937               -               -               -          8,399
7.00% - 7.99%...........              20           5,975               -               -               -          5,995
                             --------------- --------------- --------------- --------------- --------------- --------------

                              $   95,134       $  34,899        $ 16,026       $  19,276        $ 18,951      $ 184,286
                             =============== =============== =============== =============== =============== ==============

The following table provides the remaining maturities of large denomination ($100,000 or more) time deposits at June 30, 2004.

                                                   CERTIFICATES
                     MATURITY PERIOD                OF DEPOSIT
          --------------------------------------- --------------
                                                  (in Thousands)
          Three months or less.................    $     5,415
          Over three through six months........          5,188
          Over six through twelve months.......         13,122
          Over twelve months...................         31,643

                                                  --------------
              Total............................    $    55,368
                                                  ==============

        BORROWINGS. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to purchase loans or to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco. See Note 10 of the Notes to Consolidated Financial Statements.

        We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2004, we had $70.0 million in Federal Home Loan Bank advances outstanding.

        The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated

                                                                       AT OR FOR THE YEAR ENDED JUNE 30
                                                                  -----------------------------------------
                                                                      2004          2003          2002
                                                                  -----------------------------------------
                                                                            (Dollars in Thousands)
        Average balance outstanding..........................       $ 51,538      $ 34,972      $  2,615

        Maximum month-end balance............................         70,000        50,000        13,000

        Balance at end of period.............................         70,000        50,000         2,000

        Weighted average interest rate during the period.....           2.92%         2.97%         1.23%

        Weighted average interest rate at end of period......           2.50%         3.00%         1.17%

EMPLOYEES

        At June 30, 2004, we had a total of 90 employees, including 15 part-time employees. Our employees are not represented by any collective bargaining group.

HOW WE ARE REGULATED

        Set forth below is a brief description of certain laws and regulations which are applicable to K-Fed Bancorp and Kaiser Federal Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

        Legislation is introduced from time to time in the United States Congress that may affect the operations of K-Fed Bancorp and Kaiser Federal Bank. In addition, the regulations governing K-Fed Bancorp and Kaiser Federal Bank may be amended from time to time by the Office of Thrift Supervision. Any such legislation or regulatory changes in the future could adversely affect K-Fed Bancorp or Kaiser Federal Bank. No assurance can be given as to whether or in what form any such changes may occur.

GENERAL

        Kaiser Federal Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Kaiser Federal Bank also is subject to regulation by the FDIC, which insures the deposits of Kaiser Federal Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

        The Office of Thrift Supervision regularly examines Kaiser Federal Bank and prepares reports for the consideration of Kaiser Federal Bank's board of directors on any deficiencies that it may find in Kaiser

Federal Bank's operations. Kaiser Federal Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Kaiser Federal Bank's mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on K-Fed Bancorp and Kaiser Federal Bank and their operations.

K-FED BANCORP

        GENERAL. K-Fed Bancorp is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners' Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over K-Fed Bancorp and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to Kaiser Federal Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of K-Fed Bancorp.

        ACTIVITIES RESTRICTIONS. K-Fed Bancorp and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

        If Kaiser Federal Bank fails the qualified thrift lender test, K-Fed Bancorp must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Qualified Thrift Lender Test."

        WAIVERS OF DIVIDENDS BY K-FED BANCORP. Office of Thrift Supervision regulations require K-Fed Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from K-Fed Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association and its stock holding company;
(iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.

        We anticipate that K-Fed Mutual Holding Company will waive dividends paid by K-Fed Bancorp, if any. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event K-Fed Mutual Holding Company converts to stock form.

        CONVERSION OF K-FED MUTUAL HOLDING COMPANY TO STOCK FORM. The Office of Thrift Supervision regulations permit K-Fed Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to K-Fed Bancorp (the "New Holding Company"), K-Fed Mutual Holding Company's corporate existence would end, and certain depositors of Kaiser Federal Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than K-Fed Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in K-Fed Bancorp immediately prior to the Conversation Transaction. Under Officer of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), if K-Fed Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

        A Conversion Transaction requires the approval of the Office of Thrift Supervision as well as a majority of the votes eligible to be cast by the members of K-Fed Mutual Holding Company and a majority of the votes eligible to be cast by the stockholders of K-Fed Bancorp other than K-Fed Mutual Holding Company.

KAISER FEDERAL BANK

        The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Kaiser Federal Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Kaiser Federal Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision.

        The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Kaiser Federal Bank and K-Fed Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

        In addition, the investment, lending and branching authority of Kaiser Federal Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. Kaiser Federal Bank is in compliance with the noted restrictions.

        Kaiser Federal Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2004 Kaiser Federal Bank's lending limit under this restriction was $9.6 million. Kaiser Federal Bank is in compliance with the loans-to-one-borrower limitation.

        The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

        Kaiser Federal Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

REGULATORY CAPITAL REQUIREMENTS

        Federally insured savings institutions, such as Kaiser Federal Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

        The capital regulations require tangible capital of at least 1.50% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2004, Kaiser Federal Bank had no intangible assets.

        At June 30, 2004, Kaiser Federal Bank had tangible capital of $61.6 million, or 11.05% of adjusted total assets, which is approximately $53.2 million above the minimum requirement of 1.50% of adjusted total assets in effect on that date.

        The capital standards also require core capital equal to at least 4.00% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.00% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At June 30, 2004, Kaiser Federal Bank had no intangibles which were subject to these tests.

        At June 30, 2004, Kaiser Federal Bank had core capital equal to $61.6 million, or 11.05% of adjusted total assets, which is $39.3 million above the minimum requirement of 4.00% in effect on that date.

        The Office of Thrift Supervision also requires savings institutions to have core capital equal to 4.00% of risk-weighted assets ("Tier 1 Risk-Based"). At June 30, 2004, Kaiser Federal Bank had Tier 1 risk-based capital of $61.6 or 17.95% of risk-weighted assets, which is approximately $47.9 million above the minimum on such date. The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.00% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

        In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

        On June 30, 2004, Kaiser Federal Bank had total risk-based capital of $63.9 million and risk-weighted assets of $343.1 million; or total capital of 18.63% of risk-weighted assets. This amount was $36.5 million above the 8.00% requirement in effect on that date.

        The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.00% core capital ratio, a 4.00% Tier 1 risked-based capital ratio or an 8.00% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

        As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

        Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.00% or a risk-based capital ratio of less than 6.00% and is considered "significantly undercapitalized" will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.00% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the Office of Thrift Supervision and the FDIC, including the appointment of a conservator or a receiver.

        The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

        Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

        Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

        Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

LIQUIDITY

        All savings institutions, including Kaiser Federal Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

QUALIFIED THRIFT LENDER TEST

        All savings institutions, including Kaiser Federal Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2004 Kaiser Federal Bank met the test with a 99.6%, ratio and has always met the test since its effectiveness.

        Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender within one year of failure and thereafter remains a qualified thrift lender. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

COMMUNITY REINVESTMENT ACT

        Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Kaiser Federal Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Kaiser Federal Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Kaiser Federal Bank may be required to devote additional funds for investment and lending in its local community. Kaiser Federal Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

TRANSACTIONS WITH AFFILIATES

        Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Kaiser Federal Bank include K-Fed Bancorp and any company which is under common control with Kaiser Federal Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

        On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively interprets sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings associations such as Kaiser Federal Bank. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act. In addition, the Office of Thrift Supervision regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

        Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

FEDERAL SECURITIES LAW

        The stock of K-Fed Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended. K-Fed Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

        K-Fed Bancorp stock held by persons who are affiliates of K-Fed Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If K-Fed Bancorp meets specified current public information requirements, each affiliate of K-Fed Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

USA PATRIOT Act

        In response to the terrorist events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act, which augmented existing anti-money laundering laws, gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

        o Financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

        o Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhance due diligence policies, procedures, and controls designed to detect and report money laundering.

        o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

        o Bank regulators must consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

        Our policies and procedures have been updated to reflect the requirements of the USA PATRIOT Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

PRIVACY

        Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

        o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

        o       annual notices of their privacy policies to current customers;
                and

        o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

        These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company has implemented our privacy policies in accordance with the law.

        In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more stringent than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

        On December 22, 2003, the SEC issued the advance notice of proposed rulemaking along with the federal banking agencies and other government agencies seeking comment on whether they should consider amending current regulations "to allow or require financial institutions to provide alternative types of privacy notices, such as a short privacy notice, that would be easier for consumers to understand." The concept release lists more than 40 questions on which the agencies sought comment from the public, organized in the following categories: goals of a privacy notice, elements of a privacy notice, language of a privacy notice, format of a privacy notice, mandatory and permissible aspects of a privacy notice, costs and benefits of a short notice, and other categories.

SARBANES-OXLEY ACT OF 2002.

        The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including K-Fed Bancorp.

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

FEDERAL RESERVE SYSTEM

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2004, Kaiser Federal Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

        Kaiser Federal Bank is a member of the Federal Home Loan Bank of San Francisco, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

        As a member, Kaiser Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At June 30, 2004, Kaiser Federal Bank had $3.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Kaiser Federal Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past two fiscal years such dividends have averaged 4.0% and were 3.9% for the fiscal year ended June 30, 2004.

        Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Kaiser Federal Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Kaiser Federal Bank's capital.

TAXATION

FEDERAL

        GENERAL. K-Fed Bancorp and Kaiser Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to K-Fed Bancorp or Kaiser Federal Bank. K-Fed Bancorp has not yet filed a federal income tax return due to its recent organization. Kaiser Federal Bank's federal income tax returns have never been audited by the IRS.

        METHOD OF ACCOUNTING. For federal income tax purposes, K-Fed Bancorp and Kaiser Federal Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30th, for filing its federal income tax return.

        MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net Operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Kaiser Federal Bank has not been subject to the alternative minimum tax, no do we have any such amounts available as credits for carryover.

        NET OPERATING LOSS CARRYOVERS. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At June 30, 2004, Kaiser Federal Bank had no net operating loss carryforwards for federal income tax purposes.

        CORPORATE DIVIDENDS-RECEIVED DEDUCTION. K-Fed Bancorp may eliminate from its income dividends received from Kaiser Federal Bank as a wholly owned subsidiary of K-Fed Bancorp if it elects to file a consolidated return with Kaiser Federal Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

STATE

        K-Fed Bancorp and Kaiser Federal Bank are subject to the California corporate (franchise) tax which is assessed at the rate of 10.84%. For this purpose, California taxable income generally means federal taxable income subject to certain modifications provided for in the California law.

ITEM 2.  PROPERTIES.

        At June 30, 2004, we had two full service offices and two financial service centers. Our financial services centers provide all the same services as a full service office except dispense cash, but cash is available from an ATM located on site. We lease the space in which our home office, executive offices and branch offices are located. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $1.2 million at June 30, 2004.

        The following table provides a list of our main and branch offices, all of which are leased.

                                          Owned or         Lease Expiration         Deposits at
Location                                   Leased                Date              June 30, 2004
-------------                           ------------      ------------------     ------------------
                                                                                   (In Thousands)
HOME AND EXECUTIVE OFFICE                  Leased             April 2010           $     133,653
1359 N. Grand Avenue
Covina, CA 91724

BRANCH OFFICES:
131 North El Molino Ave., Suite 100        Leased              June 2005                 186,522
Pasadena, CA 91101

3375 Scott Blvd., Suite 312                Leased               May 2009                  49,486
Santa Clara, CA 95054

9844 Sierra Ave., Suite A                  Leased           September 2006                53,292
Fontana, CA 92335

        We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and K-Fed Bancorp.

        We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2004 was approximately $337,000.

ITEM 3.  LEGAL PROCEEDINGS

        From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock is traded on the Nasdaq National Market under the symbol "KFED". K-Fed Mutual Holding Company owns 8,861,750 shares, or 60.91% of our outstanding common stock. The approximate number of holders of record of the Company's common stock as of August 11, 2004 was 1,572. Certain shares of the Company are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company's common stock for the period ended June 30, 2004. The Company began trading on the Nasdaq Stock Market on March 31, 2004. Accordingly, no information prior to this date is available. The high and low prices on March 31, 2004 were $14.00 and $12.95, respectively. The following information was provided by the Nasdaq Stock Market.

Fiscal 2004                               High        Low       Dividends
------------------------------------   ----------  ----------  -----------
Quarter ended June 30, 2004             $ 13.50     $ 11.07    $     0.00

        Dividend payments by K-Fed Bancorp are dependent primarily on dividends it receives from Kaiser Federal Bank, because K-Fed Bancorp will have no source of income other than dividends from Kaiser Federal Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by K-Fed Bancorp, and interest payments with respect to K-Fed Bancorp's loan to the Employee Stock Ownership Plan. A regulation of the Office of Thrift Supervision imposes limitations on "capital distributions" by savings institutions. See "How We Are Regulated - Limitations on Dividends and Other Capital Distributions."

        At June 30, 2004, there were no compensation plans under which equity securities of the Company were authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein at
Item 7 and the consolidated financial statements and related notes contained in
Item 8 and beginning on page F-1

                                                                               AT JUNE 30,
                                                        ---------------------------------------------------------
                                                           2004        2003        2002        2001       2000
                                                        ---------   ---------   ---------   ---------   ---------
                                                                          (Dollars in Thousands)
Selected Financial Condition Data:
----------------------------------
  Total assets.......................................   $ 584,422   $ 433,753   $ 289,194   $ 230,026   $ 197,786
  Cash and cash equivalents..........................      12,158      16,190       4,330      31,182      10,037
  Loans receivable, net..............................     496,206     389,640     236,914     140,839     115,568
  Securities available-for-sale .....................      21,003           -           -           -       4,448
  Securities held-to-maturity........................      41,361      14,247      19,787      18,552      24,500
  Other investments (interest-bearing term deposit)..       2,970       6,437      23,378      35,431      40,018
  FHLB Stock.........................................       3,290       2,602       1,008         649         607
  Deposits...........................................     422,953     346,239     252,038     197,588     167,401
  Total borrowings...................................      70,000      50,000       2,000           -           -
  Total stockholder's equity.........................      89,116      35,395      32,956      31,049      29,446


                                                                           YEAR ENDED JUNE 30,
                                                        ---------------------------------------------------------
                                                           2004        2003        2002        2001       2000
                                                        ---------   ---------   ---------   ---------   ---------
                                                                          (Dollars in Thousands)
Selected Operations Data:
-------------------------
  Total interest income..............................   $  22,037   $  20,444   $  16,597   $  15,107   $  13,140
  Total interest expense.............................       9,622       8,365       6,622       6,452       5,624
                                                        ---------   ---------   ---------   ---------   ---------
    Net interest income..............................      12,415      12,079       9,975       8,655       7,516
  Provision for loan losses..........................         483       1,124       1,147         768         197
                                                        ---------   ---------   ---------   ---------   ---------

  Net interest income after provision for loan
   losses............................................      11,932      10,955       8,828       7,887       7,319

  Customer service charges...........................       3,121       2,879       2,260       1,577       1,433
  Gain on sale of credit card portfolio..............           -           -           -         123           -
  Loss on equity investment..........................        (173)          -           -           -           -
  Other noninterest income...........................         281         307         582         326         348
                                                        ---------   ---------   ---------   ---------   ---------
     Total noninterest income........................       3,229       3,186       2,842       2,026       1,781

  Total noninterest expense..........................      10,000       9,992       8,618       7,139       6,817
                                                        ---------   ---------   ---------   ---------   ---------

  Income before taxes................................       5,161       4,149       3,052       2,774       2,283

  Income tax provision(1)............................       1,993       1,710       1,145       1,208         268
                                                        ---------   ---------   ---------   ---------   ---------

  Net income(1)......................................   $   3,168   $   2,439   $   1,907   $   1,566   $   2,015
                                                        =========   =========   =========   =========   =========

------------------

(1)Had Kaiser Federal Bank been subject to federal and state income taxes for  the fiscal year ended June 30, 2000, income tax expense and net income for the fiscal year ended Juen 30, 2000 would have been $936,000 and $1.3 million, respectively.


                                                                                 AT OR FOR THE YEAR ENDED
Selected Financial Ratios and Other Data:                                                JUNE 30,
-----------------------------------------                        ---------------------------------------------------------
                                                                    2004        2003        2002        2001       2000
                                                                 ---------   ---------   ---------   ---------   ---------
PERFORMANCE RATIOS:
Return on assets (ratio of net income to average total assets)...    0.58%       0.68%       0.76%       0.76%       1.05%
Return on equity (ratio of net income to average equity).........    6.05%       7.13%       6.01%       5.22%       7.11%
Return on assets, net of tax(1)..................................    0.58%       0.68%       0.76%       0.76%       0.70%
Return on equity, net of tax(1)..................................    6.05%       7.13%       6.01%       5.22%       4.75%
Dividend payout ratio............................................      n/a         n/a         n/a         n/a         n/a

INTEREST RATE SPREAD INFORMATION:
Average during period............................................    2.03%       2.98%       3.37%       3.42%       3.18%
End of Period....................................................    2.31%       2.84%       3.30%       4.46%       3.74%
Net interest margin(2)...........................................    2.34%       3.42%       4.06%       4.31%       4.00%

Ratio of non-interest expense to average total assets............    1.83%       2.77%       3.42%       3.46%       3.54%
Efficienty ratio(3)..............................................   63.92%      65.46%      67.24%      66.84%      73.32%
Ratio of average interest-earning assets to average
 interest-bearing liabilities....................................  117.32%     118.57%     125.42%     127.80%     127.73%

QUALITY RATIOS:
Non-performing assets to total assets............................    0.02%       0.01%       0.07%       0.20%       0.03%
Allowance for loan losses to non-performing loans(4)............. 2839.02%    8773.08%    1263.77%    1291.21%    3196.30%
Allowance for loan losses to total loan(4)(5)....................    0.47%       0.58%       0.73%       0.83%       0.74%
Net charge-offs to average outstanding...........................    0.11%       0.19%       0.33%       0.36%       0.40%
Non-performing loans to total loans..............................    0.02%       0.01%.      0.06%       0.06%       0.02%

CAPITAL RATIOS:
Equity to total assets at end of period..........................   15.25%       8.16%      11.40%      13.50%      14.89%
Average equity to average assets.................................    9.56%       9.47%      12.58%      14.55%      14.72%
Tier 1 leverage..................................................   11.05%       8.16%      11.40%      13.50%      14.89%
Tier 1 risk-based................................................   17.95%      14.20%      19.87%      24.86%      28.00%
Total risk-based.................................................   18.63%      15.11%      20.92%      25.80%      28.82%

OTHER DATA
Number of full-service offices...................................       2           2           2           2           2
Number of loans..................................................   9,936      11,020      11,394      11,852      13,006
Number of deposit accounts.......................................  65,264      64,495      63,663      61,600      58,625

-----------------------

(1) Had Kaiser Federal Bank been subject to federal and state income taxes for the fiscal years ended June 30, 2000, income tax expense and net income for the fiscal year ended June 30, 2000 would have been $936,000 and $1.3 million, respectively.
(2) Net interest income divided by average interest-earning assets.
(3) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.
(4) The allowance for loan losses at June 30, 2004, 2003, 2002, 2001, and 2000 was $2.3 million, $2.3 million; $1.7 million;
    $1.2 million; and $863,000, respectively.
(5) Total loans are net of deferred fees and costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of K-Fed Bancorp and Kaiser Federal Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the state of California, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the California State Government, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of, loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

OVERVIEW AND MANAGEMENT STRATEGY

        Our results of operations depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of service charges on deposit accounts and ATM fees and charges. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing, and ATM costs. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

        Our strategy is to operate as an independent financial institution dedicated to serving the needs of customers in our market area, which extends from Southern California to the San Francisco Bay area as a result of our history as a credit union serving the employees of the Kaiser Permanente Medical Care Program. We intend to continue to attract retail deposits, with the goal of expanding the deposit base, largely relying on organic growth within our current branch infrastructure and our ATM network.

        We have been able to achieve deposit growth in excess of the market average over the last several years by pricing our deposits at a premium to the market. We may not necessarily continue that strategy in the future. We expect our customers to use remote access methods such as our call center and audio response unit as well as internet banking and bill payer to access their accounts, which allows us to minimize the need for "bricks" and "mortar" branches.

        We project that the majority of the deposits will be used to originate or purchase residential real estate, multi-family or commercial real estate loans. A majority of our loan portfolio consists of loans that we have purchased, using our own underwriting standards. We will continue to rely on purchased and broker sourced loans as a method of reducing costs relating to other institutions relying primarily on internally generated loans.

        Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. As part of this commitment, we will continue the course established over the past few years of increasing our involvement in real estate lending as well as meeting our customers' automobile loan demand. Our goal is to grow Kaiser Federal Bank while providing cost effective services to our market area.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.

        These policies are described in Note 1 to the consolidated financial statements included in Item 8 of this report and are essential in understanding Management's Discussion and Analysis of Financial Condition and Results of Operation. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

        ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, peer group information, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions.

        Our methodology for analyzing the allowance for loan losses consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience for consumer loans and peer group loss experience for real estate loans, adjusted for qualitative factors.

        While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examination.

        LOANS: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by premiums on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the remaining lives of the associated loans. Loan premiums on purchased loans are accreted into interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method.

        The estimated lives of these loans can fluctuate based on the amount of prepayments received during each month. The amount of monthly prepayment can vary substantially based on the interest rate environment (i.e., lower interest rates increase the likelihood of refinances) and the rate of turnover of the mortgages (i.e., how often the underlying properties are sold and the loans are paid off). We estimate the prepayments based on past experience. We adjust the rate of amortization regularly to reflect changes in the estimated lives of the loans.

        INVESTMENTS: Securities that may be sold prior to maturity are classified as available-for-sale. These securities are stated at fair value, and any unrealized net gains and losses are reported as a separate component of equity until realized, net of any tax effect. Changes in the fair value of investments classified as available-for-sale are reflected as direct charges or credits to equity, net of any tax effect. Fair value is determined using independent quotations. Premiums or discounts are recognized in interest income using the effective interest method. Other than temporary declines, if any, in the fair value of individual securities available-for-sale that are below cost are included in earnings as realized losses.

        Securities for which the Company has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts. Premium or discounts are recognized in interest income using the effective interest method. The sale of a security within three months of its maturity date or after the collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure. Other than temporary declines, if any, in the fair value of individual securities held-to-maturity that are below cost are included in earnings as realized losses.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND JUNE 30, 2003.

        GENERAL. Our total assets increased by $150.6 million, or 34.7%, to $584.4 million at June 30, 2004 compared to $433.8 million at June 30, 2003. The increase reflected growth in our loans receivable and investment securities, funded by proceeds raised from the initial public offering as well as increases in deposits and Federal Home Loan Bank advances.

        LOANS. Our net loan portfolio increased $106.6 million, or 27.4%, to $496.2 million at June 30, 2004 from $389.6 million at June 30, 2003. Although the Company has continued to experience higher than average levels in the volume of one-to-four family real estate loan prepayments, additional loan pool purchases as well as in-house originations were sufficient to replace these loans as well as facilitate an $82.2 million increase in the one-to-four family real estate loans to $341.8 million at June 30, 2004 from $259.6 million at June 30, 2003. Additional increases were experienced in the multi-family and commercial real estate loan portfolio, which increased $35.8 million, or 56.3%, to $99.4 million at June 30, 2004 from $63.6 million at June 30, 2003, slightly offset by a $10.9 million decrease in the consumer loan portfolio from $66.4 million at June 30, 2003 to $55.5 million at June 30, 2004.

        INVESTMENTS. Our investment portfolio (including mortgage-backed securities) increased $48.2 million to $62.4 million at June 30, 2004 from $14.2 million at June 30, 2003. The growth in the investment portfolio resulted from an increase in investable funds from the initial stock offering. U.S. government agency obligations increased $20.9 million, collateralized mortgage obligations increased $17.9 million, and mortgage-backed securities increased $9.3 million.

        DEPOSITS. Our total deposits increased $76.8 million, or 22.2%, to $423.0 million at June 30, 2004 from $346.2 million at June 30, 2003. This growth resulted from increases in interest-bearing deposits of $68.8 million, to $384.9 million from $316.1 million, and non-interest bearing deposits of $7.9 million, to $38.0 million from $30.1 million for the same time period. The additional funding was used to support loan growth.

        BORROWINGS. Federal Home Loan Bank advances increased $20.0 million to $70.0 million at June 30, 2004 from $50.0 million at June 30, 2003. We used the borrowings for the funding and purchase of loans and as part of our capital and interest rate risk management strategies. We borrowed funds from the Federal Home Loan Bank to fund attractive loan opportunities in order to increase interest-earning assets and enhance earnings for Kaiser Federal Bank.

        EQUITY. Total shareholders' equity increased $53.7 million, or 151.7%, to $89.1 million at June 30, 2004 from $35.4 million at June 30, 2003. Our equity to assets ratio under generally accepted accounting principles ("GAAP") was 15.25% at June 30, 2004 compared to 8.16% at June 30, 2003. The large increase in our equity to assets ratio was a result of $50.7 million of net capital generated in connection with the completion of our initial stock offering in March 2004 and net income of $3.2 million for the year ended June 30, 2004, partially offset by a tax effected unrealized loss on securities of $190,000.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

        The following table sets forth certain information at June 30, 2004 and for the years ended June 30, 2004, 2003 and 2002, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.

                                          AT                           FOR THE YEAR ENDED JUNE 30,
                                       JUNE 30    --------------------------------------------------------------------
                                         2004                    2004                              2003
                                      ----------  --------------------------------- ---------------------------------
                                        AVERAGE                           AVERAGE                           AVERAGE
                                         YIELD/     AVERAGE                YIELD/     AVERAGE                YIELD/
                                         COST       BALANCE    INTEREST     COST      BALANCE    INTEREST     COST
                                      ----------  ----------- ---------- ---------- ----------- ---------- ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS
-----------------------
Loans receivable(1) (4)..............      4.71%   $ 397,799   $ 19,423       4.88%  $ 308,163   $ 19,149       6.21%
Securities(2)........................      3.47       46,554      1,716       3.68      13,614        561       4.12
Fed funds............................      1.50       78,838        700       0.89      18,498        303       1.64
Federal Home Loan Bank stock.........         -        2,837        111       3.90       2,067         85       4.11
Interest-bearing deposits in
  other financial institutions.......      2.13        3,122         58       1.85      11,053        340       3.08
Other interest-earning assets........      3.41        1,930         29       1.52         291          6       2.13
                                      ----------  ----------- ---------- ---------- ----------- ---------- ----------

Total interest-earning assets........      4.35      531,080     22,037       4.15     353,686     20,444       5.78
                                                              ----------                        ----------
Non-interest earning assets..........                 16,940                             7,415
                                                  -----------                       -----------
Total assets.........................              $ 548,020                           361,101
                                                  ===========                       ===========

INTEREST-BEARING
----------------
LIABILITIES
-----------

Money market.........................      1.12%   $ 123,734   $  1,722       1.39%     73,223   $  1,604       2.19%
Savings deposits.....................      0.40      105,983        518       0.49      73,524        899       1.22
Certificates of deposit..............      3.29      171,410      5,879       3.43     116,573      4,824       4.14
FHLB advances........................      2.50       51,538      1,503       2.92      34,972      1,038       2.97
                                      ----------  ----------- ---------- ---------- ----------- ---------- ----------

Total interest-bearing liabilities...      2.04      452,665      9,622       2.12     298,292      8,365       2.80
                                                              ----------                        ----------
Non-interest-bearing liabilities.....                 42,963                            28,624
                                                  -----------                       -----------
Total liabilities....................                495,628                           326,916
Equity...............................                 52,392                            34,185
                                                  -----------                       -----------
Total liabilities and equity.........              $ 548,020                         $ 361,101
                                                  ===========                       ===========

Net interest/spread..................      2.31%               $ 12,415       2.03%              $ 12,079       2.98%
                                      ==========              ========== ==========             ========== ==========

Margin(3)............................      2.72%                              2.34%                             3.42%
                                      ==========                         ==========                        ==========

Ratio of interest-earning assets to
  interest-bearing liabilities.......                 117.32%                           118.57%
                                                  ===========                       ===========

(CONTINUED)

                                         FOR THE YEAR ENDED JUNE 30,
                                      ---------------------------------
                                                     2002
                                      ---------------------------------
                                                              AVERAGE
                                        AVERAGE                YIELD/
                                        BALANCE    INTEREST     COST
                                      ----------- ---------- ----------
                                           (Dollars in Thousands)
INTEREST-EARNING ASSETS
-----------------------
Loans receivable(1) (4)..............  $ 175,662   $ 13,588       7.74%
Securities(2)........................     20,234        967       4.78
Fed funds............................     15,841        390       2.46
Federal Home Loan Bank stock.........        743         38       5.09
Interest-bearing deposits in
  other financial institutions.......     33,321      1,613       4.84
Other interest-earning assets........         45          1       3.03
                                      ----------- ---------- ----------

Total interest-earning assets........    245,846     16,597       6.75
                                                  ----------
Non-interest earning assets..........      6,349
                                      -----------
Total assets.........................    252,195
                                      ===========

INTEREST-BEARING
----------------
LIABILITIES
-----------

Money market.........................     46,552   $  1,243       2.67%
Savings deposits.....................     62,660        933       1.49
Certificates of deposit..............     84,188      4,414       5.24
FHLB advances........................      2,615         32       1.23
                                      ----------- ---------- ----------

Total interest-bearing liabilities...    196,015      6,622       3.38
                                                  ----------
Non-interest-bearing liabilities.....     24,466
                                      -----------
Total liabilities....................    220,481
Equity...............................     31,714
                                      -----------
Total liabilities and equity.........  $ 252,195
                                      ===========

Net interest/spread..................              $  9,975       3.37%
                                                  ========== ==========

Margin(3)............................                             4.06%
                                                             ==========

Ratio of interest-earning assets to
  interest-bearing liabilities.......     125.42%
                                      ===========

---------------------------------
(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Interest income includes loan fees of $494,000, $443,000, and $259,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

RATE/VOLUME ANALYSIS

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in volume, which are changes in volume multiplied by the old rate;
(2) changes in rate, which are changes in rate multiplied by the old volume; and
(3) changes in rate/volume, which are the changes in rate times the changes in volume.

                                                       FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                                                             JUNE 30                                  JUNE 30
                                                ------------------------------------   ------------------------------------
                                                          2004 VS. 2003                            2003 VS. 2002
                                                       INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                             DUE TO                                   DUE TO
                                                ------------------------------------   ------------------------------------
                                                                    RATE/                                  RATE/
                                                 VOLUME    RATE    VOLUME     NET       VOLUME    RATE    VOLUME     NET
                                                -------- -------- -------- ---------   -------- -------- -------- ---------
                                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS
-----------------------
Loans receivable (1)..................          $ 5,566 $ (4,099) $ (1,193)$    274    $10,248  $(2,672) $(2,015) $  5,561
Securities............................            1,357      (60)    (142)    1,155       (316)    (134)      44      (406)
Fed Funds.............................              990     (139)    (454)      397         65     (130)     (22)      (87)
Federal Home Loan Bank stock..........               32       (4)      (2)       26         67       (7)     (13)       47
Interest-bearing deposits in other
  financial institutions                           (244)    (136)      98      (282)    (1,080)    (586)     393    (1,273)
Other interest-earning assets.........               35       (2)     (10)       23          7       (0)      (2)        5
                                                -------- -------- -------- ---------   -------- -------- -------- ---------

Total interest-earning assets.........          $ 7,736  $(4,440) $(1,703) $  1,593    $ 8,991  $(3,529) $(1,615) $  3,847
                                                ======== ======== ======== =========   ======== ======== ======== =========

INTEREST-BEARING LIABILITES
---------------------------

Money market..........................          $ 1,106  $  (586) $  (402) $    118    $   712  $  (223) $  (128) $    361
Savings deposits......................              396     (537)    (240)     (381)       164     (169)     (29)      (34)
Certificates of deposit...............            2,270     (828)    (387)    1,055      1,692     (926)    (356)      410
FHLB advances.........................              492      (17)     (10)      465        391       46      569     1,006
                                                -------- -------- -------- ---------   -------- -------- -------- ---------

Total interest-bearing liabilities....            4,264   (1,968)  (1,039)    1,257      2,959   (1,272)      56     1,743
                                                ======== ======== ======== =========   ======== ======== ======== =========

Change in net interest income/spread..          $ 3,472  $(2,472) $  (664) $    336    $ 6,032  $(2,257) $(1,671) $  2,104
                                                ======== ======== ======== =========   ======== ======== ======== =========

------------------------------
(1) Total loans are net of deferred fees and costs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2004 AND 2003.

        GENERAL. We had net income of $3.2 million for the year ended June 30, 2004 and $2.4 million for the year ended June 30, 2003. The increase of $729,000 was primarily due to an increase in net interest income of $336,000 and a decrease in the provision for loan losses of $641,000, partially offset by an increase in income taxes of $283,000.

        NET INTEREST INCOME. Net interest income increased $336,000, or 2.8%, to $12.4 million for the year ended June 30, 2004 compared to $12.1 million for the year ended June 30, 2003, reflecting a $1.6 million, or 7.8%, increase in interest income, partially offset by a $1.2 million, or 15.0%, increase in interest expense. Our interest rate spread decreased to 2.03% for the year ended June 30, 2004 compared to 2.98% for the year ended June 30, 2003, caused by a temporary change in asset mix due to the significant amount of short-term deposit growth experienced during the second and third quarters of the fiscal year in connection with the initial stock offering, which were invested in low yielding Federal funds, partially offset by lower levels of rates paid on deposits. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 117.3% for the year ended June 30, 2004 compared to 118.6% for the year ended June 30, 2003.

        INTEREST INCOME. Total interest income increased by $1.6 million, or 7.8%, to $22.0 million for the year ended June 30, 2004 from $20.4 million for the year ended June 30, 2003. The increase was primarily the result of the growth of our average balance of loans receivable, investment securities, and Federal funds sold.

        Interest income on loans increased $224,000, or 1.4%, to $19.4 million for the year ended June 30, 2004 from $19.1 million for the year ended June 30, 2003. The change was a result of an increase in the average balance of the portfolio of $89.6 million to $397.8 million for the year ended June 30, 2004 from $308.2 million for the year ended June 30, 2003, combined with a decrease on the overall average yield on loans of 4.88% for the year ended June 30, 2004 as compared to 6.21% for the year ended June 30, 2003, primarily due to a general decrease in the market rates of interest combined significant levels of loan prepayments that resulted in a high level of loan purchase premium amortization.

        Interest earned on our investment securities, Federal Home Loan Bank stock, Federal funds sold, and interest-bearing deposits with other financial institutions increased $1.3 million, or 100.5% from $1.3 million for the year ended June 30, 2003 to $2.6 million for the year ended June 30, 2004. However, the average yield on these interest-earning assets decreased to 1.97% for the year ended June 30, 2004 as compared to 2.85% for the year ended June 30, 2003, primarily due to the significant increase in the average balance of our Federal funds sold, which was associated with the significant increases in deposits experienced as a result of our initial stock offering, which occurred in March 2004.

        INTEREST EXPENSE. The increase in interest expense of $1.2 million for the year ended June 30, 2004 was primarily due to the increase in average interest-bearing liabilities, partially offset by lower interest rates. Average Federal Home Loan Bank advances increased by $16.5 million to $51.5 million for the year ended June 30, 2004 from $35.0 million for the year ended June 30, 2003. This created an increase in Federal Home Loan Bank interest costs of $465,000. Average time deposits increased by $54.8 million to $171.4 million for the year ended June 30, 2004 from $116.6 million for the year ended June 30, 2003. This contributed to the $792,000 increase in deposit interest costs. The average rate on interest bearing liabilities decreased from 2.80% for the year ended June 30, 2003 to 2.12% for the year ended June 30, 2004, due primarily to the temporary liability mix change, resulting from the significant increase in short-term, low-cost deposits experienced as a result of our initial stock offering, which occurred in March 2004, combined with generally lower market rates of interest on new fundings. The additional funding was used to support loan growth.

        PROVISION FOR LOAN LOSSES. Management assesses the allowance for loan losses on a quarterly basis. In evaluating the level of the allowance for loan losses, management considers the types and amount of loans in the loan portfolio, historical loss experience, peer group information, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans and current economic conditions. The allowance is increased by provisions for loan losses, which are charged against income. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that adjustments may be necessary depending upon a change in economic conditions.

        Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances. The general allowance is determined by applying an estimated loss percentage to various homogenous pools of loans. The loss percentages are based on historical loan loss experiences for consumer loans and peer and industry averages for real-estate lending in order to balance the recent and substantial increase in this type of lending with the limited historical loan losses experienced by Kaiser Federal Bank for these types of loans. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multifamily, or commercial real estate loan, has been impaired and a loss is probable. See "Business -Asset Quality-Allowance for Loan Losses."

        While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions. We anticipate that our allowance for loan losses will be adjusted as we continue to implement Kaiser Federal Bank's strategy of originating and purchasing primarily residential real estate loans. Additionally, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examination. See "Business - Asset Quality - Allowance for Loan Losses."

        Our provision for loan losses decreased $641,000 to $483,000 for the year ended June 30, 2004 compared to $1.1 million for the year ended June 30, 2003. The allowance for loan losses as a percent of total loans was 0.47% at June 30, 2004 as compared to 0.58% at June 30, 2003. The decrease in the provision is primarily attributable to the significant shift in the loan portfolio mix from consumer loans, which have experienced a higher rate of loss for both Kaiser Federal Bank and its peers, to real estate loans, which have experienced a lower rate of loss. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

        NONINTEREST INCOME. Noninterest income remained unchanged at $3.2 million for the year ended June 30, 2004 as compared with noninterest income for the year ended June 30, 2003, although there were changes in certain subcomponents of noninterest income. Service charges and fees increased $187,000, primarily due to our checking account overdraft protection program and the implementation of excessive withdrawal fees on non-transaction accounts. This increase was primarily offset by a $173,000 loss on an equity investment in a tax credit fund during fiscal 2004.

        NONINTEREST EXPENSES. Noninterest expenses remained unchanged at $10.0 million for the year ended June 30, 2004 as compared with noninterest expense for the year ended June 30, 2003. An increase in salaries and benefits of $176,000, or 3.3% was offset by one-time professional and outside fees incurred for the year ended June 30, 2003 in connection with the Bank's mutual holding company reorganization.

        Salaries and employee benefits represented 54.3% and 52.6% of total noninterest expense for the years ended June 30, 2004 and 2003, respectively. The increase in salaries and benefits is primarily due to normal salary increases and bonuses.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002.

        GENERAL. We had net income of $2.4 million for the year ended June 30, 2003 and $1.9 million for the year ended June 30, 2002. The change in net income in the fiscal year ended June 30, 2003 resulted from higher net interest income and non-interest income that was partially offset by increases in non-interest expense.

        NET INTEREST INCOME. Net interest income increased $2.1 million, or 21.0%, to $12.1 million for the year ended June 30, 2003 compared to $10.0 million for the year ended June 30, 2002, reflecting a $3.8 million, or 22.9%, increase in interest income, partially offset by a $1.8 million, or 27.3%, increase in interest expense. Our interest rate spread decreased to 2.98% for the year ended June 30, 2003 compared to 3.37% for the year ended June 30, 2002, reflecting a significant change in asset mix due to increased funding and purchasing of adjustable-rate residential real estate loans, partially offset by lower levels of rates paid on deposits. In addition, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 118.57% for year ended June 30, 2003 compared to 125.42% for year ended June 30, 2002.

        INTEREST INCOME. Total interest income increased by $3.8 million, or 22.9%, to $20.4 million for the year ended June 30, 2003 from $16.6 million for the year ended June 30, 2002. The increase was primarily the result of the growth of our average loan portfolio balance, which grew by $132.5 million to $308.2 million for the year ended June 30, 2003 from $175.7 million for the year ended June 30, 2002. Interest earned on total loans for the year ended June 30, 2003 was $19.1 million compared to $13.6 million for the year ended June 30, 2002. The average yield on total loans decreased to 6.21% for the year ended June 30, 2003 as compared to 7.74% for the year ended June 30, 2002, primarily due to a general decrease in the market rates of interest.

        Interest income on investment securities, Federal Home Loan Bank stock and interest-bearing deposits with other financial institutions decreased $1.7 million, or 56.7%, for the year ended June 30, 2003 to $1.3 million from $3.0 million for the year ended June 30, 2002. The change was a result of a decrease in the average balance of the portfolio of $24.9 million to $45.2 million for the year ended June 30, 2003 from $70.1 million for the year ended June 30, 2002, combined with a decrease on the overall average yield on total investments of 2.85% for the year ended June 30, 2003 as compared to 4.29% for the year ended June 30, 2002.

        INTEREST EXPENSE. The increase in interest expense of $1.8 million for the year ended June 30, 2003 was primarily due to the increase in average interest-bearing liabilities, partially offset by lower interest rates. Average Federal Home Loan Bank advances increased by $32.4 million to $35.0 million for the year ended June 30, 2003 from $2.6 million for the year ended June 30, 2002. This created an increase in Federal Home Loan Bank interest costs of $1.0 million. Average time deposits increased by $32.4 million to $116.6 million for the year ended June 30, 2003 from $84.2 million for the year ended June 30, 2002. This contributed to the $737,000 increase in deposit interest costs. The average rate on interest bearing liabilities decreased from 3.38% during the year ended June 30, 2002 to 2.80% during the year ended June 30, 2003, due primarily to the liability mix changing with generally lower market rates of interest on the new fundings. Additional borrowings and increases in interest bearing liabilities were used to fund the growth in loans in order to implement our leverage strategy to increase interest-earning assets and enhance earnings.

        PROVISION FOR LOAN LOSSES. The provision for loan losses during the year ended June 30, 2003 totaled $1.1 million, which is similar to the provision made during the year ended June 30, 2002. The allowance for loan losses as a percent of total loans was 0.58% at June 30, 2003 compared to 0.73% at June 30, 2002. Although the provision expense increase is due primarily to the substantial growth in the overall loan portfolio, the decrease in the allowance for loan losses as a percent of loans was due to the growth in loans being primarily in real estate secured loans, which have historically experienced a lower rate of loss than consumer loans.

        NONINTEREST INCOME. Noninterest income amounted to $3.2 million and $2.8 million for the years ended June 30, 2003 and 2002, respectively. The increase is primarily attributed to the implementation of a checking account overdraft protection program as well as an increase in ATM surcharge fees.

        NONINTEREST EXPENSES. Noninterest expenses increased $1.4 million, or 16.3%, to $10.0 million for the year ended June 30, 2003 compared to $8.6 million for the year ended June 30, 2002. This is primarily due to a $751,000 increase in salaries and benefits and a $220,000 increase in professional services.

        Salaries and employee benefits represented 52.6% and 52.3% of total non-interest expense for the years ended June 30, 2003 and 2002, respectively. Total salaries and employee benefits increased $751,000, or 16.7%, to $5.3 million for the year ended June 30, 2003 from $4.5 million for the same period in 2002. The increase is primarily due to normal salary increases and bonuses.

        Professional services expense increased $220,000 as a result of fees incurred for the mutual holding company reorganization of Kaiser Federal Bank.

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

        Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

        Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Business - Lending Activities." We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2004, the total approved loan commitments unfunded amounted to $39.0 million, which includes the unadvanced portion of loans of $6.0 million. Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2004, totaled $95.1 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

        At June 30, 2004 we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $157.0 million.

        On July 2, 2004, the Bank signed a definitive agreement with Pan American Bank, FSB, Burlingame, California, to acquire the Panorama City Branch of Pan American Bank. The transaction will include the assumption of approximately $64 million in deposits. The transaction received regulatory approval on August 6, 2004 and is expected to be completed in the third quarter of calendar year 2004.

CONTRACTUAL OBLIGATIONS

        In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes the Company's long-term contractual obligations at June 30, 2004.


                                                      LESS THAN        1 - 3         3 - 5       MORE THAN 5
CONTRACTUAL OBLIGATIONS                  TOTAL          1 YEAR          YEARS         YEARS          YEARS
-----------------------------------  -------------  --------------  ------------  ------------  --------------
                                                              (Dollars in Thousands)
FHLB advances                         $    70,000    $     20,000    $   50,000    $        -    $         -
Operating lease obligations                 2,520             499           828           856            337
Loan commitments to
  purchase residential
  mortgage loans                           31,478          31,478             -             -              -
Loan commitments to
  originate residential
  mortgage loans                            1,478           1,478             -             -              -
Available home equity and
  unadvanced lines of credit                6,037           6,037             -             -              -
Deposits                                  184,286          95,134        50,925        38,227              -
Commitments to fund equity
  investment in tax credit fund               680             680             -             -              -
                                     -------------  --------------  ------------  ------------  --------------
Total commitments and
  contractual obligations             $   296,479    $    155,306    $  101,753    $   39,083    $       337
                                     =============  ==============  ============  ============  ==============


CAPITAL

        Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total stockholders' equity was $89.1 million at June 30, 2004 or 15.25%, of total assets on that date. As of June 30, 2004, we exceeded all regulatory capital requirements. Our regulatory capital ratios at June 30, 2004 were as follows: core capital 11.05%; Tier I risk-based capital 17.95%; and total risk-based capital 18.63%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See "How We Are Regulated - Regulatory Capital Requirements."

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

        The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

        Please refer to Note 1 of the financial statements contained in Item 8 and set forth at F-1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

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

        In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

        o       Originating and purchasing adjustable rate loans,

        o Originating a reasonable volume of short- and intermediate-term consumer loans,

        o       Managing our deposits to establish stable deposit relationships,

        o Using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms, and

        o Attempting to limit the percentage of fixed-rate loans in our portfolio.

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

        The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank's net portfolio value at June 30, 2004 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change. A reduction in interest rates of more than 100 basis points is not presented because it would computer to a rate less than zero for certain products.


                                                         June 30, 2004
                          --------------------------------------------------------------------------

       Change in
   Interest Rates in
  Basis Points ("bp")                 Net Portfolio Value                 NPV as % of PV of Assets
      (Rate Shock         -------------------------------------------   ----------------------------
       in Rates)             $ Amount      $ Change        % Change       NPV Ratio     Change (bp)
 ---------------------    -------------  -------------  -------------   -------------  -------------
                                       (Dollars in thousands)
        +300 bp               39,800       (34,698)          (47)            7.50           (553)
        +200 bp               51,850       (22,648)          (30)            9.52           (351)
        +100 bp               63,771       (10,727)          (14)           11.42           (162)
           0 bp               74,498            --            --            13.04             --
        -100 bp               80,522         6,024             8            13.88             85


        The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

        As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features, that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Please see pages F-1 through F-30 following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.  CONTROLS AND PROCEDURES.

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the fiscal year ended June 30, 2004 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  CONTROLS AND PROCEDURES.

        None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        DIRECTORS AND EXECUTIVE OFFICERS. The information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

        SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

        CODE OF ETHICS. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company's and the Bank's Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company's Code of Ethics is available on our website at WWW.K-FED.COM.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information concerning executive compensation required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     Financial Statements:

        See Part II - Item 8. Financial Statements and Supplementary Data.

(b)     Exhibits:

        3.1     Charter of K-Fed Bancorp (1)
        3.2     Bylaws of K-Fed Bancorp (1)
        4.0     Form of Stock Certificate of K-Fed Bancorp (1)
        10.1    Registrant's Employee Stock Ownership Plan (1)
        10.2    Registrant's Executive Non-Qualified Retirement Plan (1)
        21.0    Subsidiaries of the Registrant (1)
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

--------------------------------------------------------------------------------

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 333-111029), and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       K-Fed Bancorp

Date:   September 15, 2004                /s/ Kay M. Hoveland
                                          --------------------------------------
                                          Kay M. Hoveland
                                          President and Chief Executive Officer
                                          Duly authorized representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   September 15, 2004                /s/ James L. Breeden
                                          --------------------------------------
                                          James L. Breeden
                                          Director and Chairman of the Board


Date:   September 15, 2004                /s/ Kay M. Hoveland
                                          --------------------------------------
                                          Kay M. Hoveland
                                          Director, President and Chief
                                          Executive Officer
                                          Principal Executive Officer


Date:   September 15, 2004                /s/ Rita H. Zwern
                                          --------------------------------------
                                          Rita H. Zwern
                                          Director and Secretary


Date:   September 15, 2004                /s/ Gerald A. Murbach
                                          --------------------------------------
                                          Gerald A. Murbach
                                          Director


Date:   September 15, 2004                /s/ Marilyn T. Owsley
                                          --------------------------------------
                                          Marilyn T. Owsley
                                          Director


Date:   September 15, 2004                /s/ Robert C. Steinbach
                                          --------------------------------------
                                          Robert C. Steinbach
                                          Director


Date:   September 15, 2004                /s/ Frank G. Nicewicz
                                          --------------------------------------
                                          Frank G. Nicewicz
                                          Director


Date:   September 15, 2004                /s/ Daniel A. Cano
                                          --------------------------------------
                                          Daniel A. Cano
                                          Chief Financial Officer
                                          Principal Financial and Accounting
                                          Officer

                                  K-FED BANCORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Statements of Financial Condition at
   June 30, 2004 and 2003                                                    F-3

Consolidated Statements of Income for the Years Ended
   June 30, 2004, 2003, and 2002                                             F-4

Consolidated Statements of Stockholders' Equity and
   Comprehensive Income for the Years Ended
   June 30, 2004, 2003, and 2002                                             F-5

Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2004, 2003, and 2002                                             F-6

Notes to Consolidated Financial Statements                                   F-7



THE CONSOLIDATED FINANCIAL STATEMENTS OF K-FED MUTUAL HOLDING COMPANY HAVE BEEN OMITTED BECAUSE K-FED MUTUAL HOLDING COMPANY HAS NOT CONDUCED ANY BUSINESS OTHER THAN THAT OF AN ORGANIZATIONAL NATURE.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
K-Fed Bancorp
Covina, California


We have audited the accompanying consolidated statements of financial condition of K-Fed Bancorp (the Company) and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Fed Bancorp and Subsidiary as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen LLP
--------------------------

McGladrey & Pullen LLP
Irvine, California
August 10, 2004

                          K-FED BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in Thousands, except share data)

--------------------------------------------------------------------------------

                                                                             JUNE 30
                                                                      ----------------------
                                                                         2004        2003
                                                                      ---------    ---------
                              ASSETS
Cash and due from banks                                               $   6,923    $   4,545
Federal funds sold                                                        5,235       11,645
                                                                      ---------    ---------
     Total cash and cash equivalents                                     12,158       16,190

Interest bearing deposits in other financial institutions                 2,970        6,437
Securities available-for-sale                                            21,003         --
Securities held-to-maturity (fair value of $40,940 and $14,373 at
     June 30, 2004 and 2003, respectively)                               41,361       14,247
Federal Home Loan Bank stock, at cost                                     3,290        2,602

Loans receivable                                                        496,645      389,518
Deferred loan origination fees                                             (332)        (354)
Net premium on purchased loans                                            2,221        2,757
Allowance for loan losses                                                (2,328)      (2,281)
                                                                      ---------    ---------

     Loans, net                                                         496,206      389,640

Accrued interest receivable                                               2,043        1,669
Premises and equipment, net                                               1,524        1,289
Other assets                                                              3,867        1,679
                                                                      ---------    ---------

        Total assets                                                  $ 584,422    $ 433,753
                                                                      =========    =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits
        Non-interest bearing demand                                   $  38,020    $  30,119
        Interest bearing                                                384,933      316,120
                                                                      ---------    ---------

         Total deposits                                                 422,953      346,239

     FHLB advances, short-term                                           20,000         --
     FHLB advances, long-term                                            50,000       50,000
     Accrued expenses and other liabilities                               2,353        2,119
                                                                      ---------    ---------

        Total liabilities                                               495,306      398,358
                                                                      ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY

    Non-redeemable serial preferred stock; $.01 par value,
       2,000,000 shares authorized; issued and outstanding - none          --           --
     Common stock; $.01 par value, 18,000,000 shares authorized;
       14,548,500 shares issued and outstanding as of June 30, 2004         146         --
     Additional paid-in capital                                          55,083         --
     Unearned ESOP shares                                                (4,436)        --
     Retained earnings                                                   38,513       35,395
     Accumulated other comprehensive loss                                  (190)        --
                                                                      ---------    ---------

        Total stockholders' equity                                       89,116       35,395
                                                                      ---------    ---------

        Total liabilities and stockholders' equity                    $ 584,422    $ 433,753
                                                                      =========    =========

The accompanying notes are an integral part of these financial statements

                          K-FED BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in Thousands, except share data)

--------------------------------------------------------------------------------

                                                           YEARS ENDED JUNE 30
                                                      -------------------------------
                                                        2004        2003       2002
                                                      --------    --------   --------
INTEREST INCOME
    Interest and fees on loans                        $ 19,423    $ 19,149   $ 13,588
    Interest on investment securities, taxable           1,716         561        967
    FHLB dividends                                         111          85         38
    Other interest                                         787         649      2,004
                                                      --------    --------   --------
       Total interest income                            22,037      20,444     16,597
                                                      --------    --------   --------

INTEREST EXPENSE
    Interest on FHLB advances                            1,503       1,038         32
    Interest on deposits                                 8,119       7,327      6,590
                                                      --------    --------   --------
       Total interest expense                            9,622       8,365      6,622
                                                      --------    --------   --------

NET INTEREST INCOME                                     12,415      12,079      9,975

Provision for loan losses                                  483       1,124      1,147
                                                      --------    --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     11,932      10,955      8,828
                                                      --------    --------   --------

NONINTEREST INCOME
    Service charges and fees                             1,911       1,724      1,335
    ATM fees and charges                                 1,210       1,155        925
    Referral commissions                                   221         230        436
    Loss on equity investment                             (173)       --         --
    Other noninterest income                                60          77        146
                                                      --------    --------   --------

       Total noninterest income                          3,229       3,186      2,842
                                                      --------    --------   --------

NONINTEREST EXPENSE
    Salaries and benefits                                5,433       5,257      4,506
    Occupancy and equipment                              1,280       1,193      1,079
    ATM expense                                            976         999        869
    Advertising and promotional                            411         470        460
    Professional services                                  398         555        335
    Postage                                                266         295        279
    Telephone                                              294         331        328
    Other operating expense                                942         892        762
                                                      --------    --------   --------

       Total noninterest expense                        10,000       9,992      8,618
                                                      --------    --------   --------

INCOME BEFORE INCOME TAX EXPENSE                         5,161       4,149      3,052

Income tax expense                                       1,993       1,710      1,145
                                                      --------    --------   --------

NET INCOME                                            $  3,168    $  2,439   $  1,907
                                                      ========    ========   ========

EARNINGS PER COMMON SHARE:

     Basic                                            $   0.06        n/m*       n/m*
     Diluted                                          $   0.06        n/m*       n/m*

* NOT MEANINGFUL - SEE NOTE 1 AND NOTE 14

The accompanying notes are an integral part of these financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                    (Dollars in Thousands, except share data)

--------------------------------------------------------------------------------

                                                            Common Stock
                                                          ----------------
                                                                                                            Accumulated
                                                                             Additional  Unearned               Other     Total
                                           Comprehensive  Number     Amount    Paid-in     ESOP    Retained    ompre-  Stockholders'
                                              Income     of Shares             Capital    Shares   Earnings     hensive    Equity
                                                                                                                Loss
                                            -------------------------------------------------------------------------------------
Balance, June 30, 2001                                               $    -   $    -    $      -   $ 31,049  $      -   $  31,049

   Net Income for the year ended June 30,
        2002                                                   -          -        -           -      1,907         -       1,907
                                            --------------------------------------------------------------------------------------
Balance, June 30, 2002                                         -          -        -           -     32,956         -      32,956

   Net Income for the year ended June 30,
       2003                                                    -          -        -           -      2,439         -       2,439
                                            --------------------------------------------------------------------------------------
Balance, June 30, 2003                                         -          -        -           -     35,395         -      35,395
Comprehensive income
   Net Income for the year ended June 30,
      2004                                  $   3,168          -          -        -           -      3,168         -       3,168
   Other comprehensive loss -
   unrealized  loss on securities,
   net of tax                                    (190)         -          -        -           -          -      (190)       (190)
                                            ---------
    Total comprehensive income              $   2,978
                                            ==========
   Distribution to capitalize K-Fed                           1,000       -        -           -        (50)        -         (50)
   Mutual Holding Company
   Common stock issued to K-Fed Mutual
    Holding Company                                       8,860,750       -        -           -          -         -           -

   Common stock issued                                    5,231,810     146   50,507                      -         -      50,653

   Shares acquired by ESOP                                  454,940       -    4,549      (4,549)                               -

   Allocation of ESOP common stock                                -       -       27         113          -         -         140
                                            --------------------------------------------------------------------------------------

Balance, June 30, 2004                                   14,548,500  $  146  $55,083    $ (4,436)  $ 38,513  $   (190)  $  89,116
                                            ======================================================================================



The accompanying notes are an integral part of these financial statements

                          K-FED BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands, except share data)

--------------------------------------------------------------------------------

                                                                               YEARS ENDED JUNE 30
                                                                       -----------------------------------
                                                                          2004         2003         2002
                                                                       ---------    ---------    ---------
OPERATING ACTIVITIES
    Net income                                                         $   3,168    $   2,439    $   1,907
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of net premium on investments                            189          148           25
       Amortization of net premiums on loan purchases                      2,863        1,221          146
       Accretion of loan origination fees                                    (94)         (85)         (17)
       Provision for loan losses                                             483        1,124        1,147
       Depreciation and amortization                                         383          292          231
       Allocation of ESOP common stock                                       140         --           --
       Federal Home Loan Bank stock dividend                                (111)         (85)         (38)
       Loss on equity investment                                             173         --           --
       Increase in deferred income taxes                                     (20)        (224)        (113)
       Increase in accrued income receivable                                (374)        (339)        (384)
       (Increase) decrease in other assets                                   462         (128)         394
       Increase (decrease) in accrued expenses and other liabilities         234          (81)         810
                                                                       ---------    ---------    ---------

    Net cash provided by operating activities                              7,496        4,282        4,108
                                                                       ---------    ---------    ---------

INVESTING ACTIVITIES
    Purchases of available-for-sale investments                          (21,837)        --           --
    Proceeds from maturities of available-for-sale investments               499         --           --
    Purchases of held-to-maturity investments                            (47,813)      (9,628)     (10,925)
    Proceeds from maturities of held-to-maturity investments              20,522       15,020        9,665
    Net decrease in time deposits with other financial institutions        3,467       16,941       12,053
    Purchases of loans                                                  (286,162)    (234,303)     (99,935)
    Net change in loans, excluding loan purchases                        176,344       79,317        2,584
    Purchase of FHLB stock                                                  (577)      (1,594)        (359)
    Purchase of equity investment                                         (2,670)        --           --
    Purchases of premises and equipment                                     (618)        (376)        (493)
                                                                       ---------    ---------    ---------

    Net cash used in investing activities                               (158,845)    (134,623)     (87,410)
                                                                       ---------    ---------    ---------

FINANCING ACTIVITIES
    Proceeds from FHLB advances                                           32,000       52,030        2,000
    Repayment of FHLB advances                                           (12,000)      (4,030)        --
    Net increase in deposits                                              76,714       94,201       54,450
    Net proceeds from stock issuance                                      50,653         --           --
    Distribution to capitalize K-Fed Mutual Holding Company                  (50)        --           --
                                                                       ---------    ---------    ---------

    Net cash provided by financing activities                            147,317      142,201       56,450
                                                                       ---------    ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (4,032)      11,860      (26,852)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            16,190        4,330       31,182
                                                                       ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  12,158    $  16,190    $   4,330
                                                                       =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid on deposits and FHLB advances                        $   9,627    $   8,368    $   6,634
    Income taxes paid                                                  $   2,106    $   2,150    $   1,015
    Net change in unrealized loss on securities available for sale,
       net of tax                                                      $     190         --           --


The accompanying notes are an integral part of these financial statements

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS: K-Fed Bancorp (the Company) is a majority-owned subsidiary of K-Fed Mutual Holding Company (the Parent). The Company and its Parent are holding companies. The Company's sole subsidiary, Kaiser Federal Bank (the Bank), is a federally chartered savings association, which provides retail and commercial banking services to individual and business customers from its 4 branches throughout California. While the Bank originates all types of retail, and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions. The accounting and reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America (GAAP) and general industry practices.

        The Company's business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

        CHANGE IN REPORTING ENTITY: On July 1, 2003, the Bank consummated its reorganization into a federally chartered mutual holding company form of organization, whereby the Bank became the wholly owned subsidiary of the newly formed Company with the Company becoming a wholly owned subsidiary of the newly formed Parent. In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Therefore, K-Fed Bancorp, recorded the acquisition of the Bank at historical cost.

        EXECUTION OF PLAN OF STOCK ISSUANCE: On November 22, 2003, and amended on February 9, 2004, the Board of Directors adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering, with the majority of the common stock owned by K-Fed Mutual Holding Company. The plan was accomplished through the sale to eligible depositors on March 30, 2004 of 5,686,750 shares, representing 39.09% of the Company's stock.

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

        PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices followed by the financial services industry.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL
        STATEMENTS: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of financial instruments, and mortgage-loan prepayment assumptions used to determine the effective interest amortization of loan purchase premiums.

        CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other time deposits that have an original maturity of less than 90 days. For purposes of the Statement of Cash Flows, the Company reports net cash flows for customer loan transactions (excluding loan purchases) and deposit transactions.

        INTEREST BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS: Interest bearing deposits in other financial institutions consist of interest-bearing time deposits in depository institutions with an original maturity equal to or greater than 90 days.

        SECURITIES AVAILABLE-FOR-SALE: Securities available-for-sale represent securities that may be sold prior to maturity. These securities are stated at fair value, and any unrealized net gains and losses are reported as a separate component of equity until realized, net of any tax effect. Changes in the fair value of investments classified as available-for-sale are reflected as direct charges or credits to equity, net of any tax effect. Estimated fair values for investments are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Premiums or discounts are recognized in interest income using the effective interest method over the estimated life of the investment.

        Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and the yield on alternative investments. Other than temporary declines, if any, in the fair value of individual securities available-for-sale that are below cost are included in earnings as realized losses.

        SECURITIES HELD-TO-MATURITY: Securities for which the Company has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts. Premium or discounts are recognized in interest income using the effective interest method over the estimated life of the investment. The sale of a security within three months of its maturity date or after the collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure. Other than temporary declines, if any, in the fair value of individual securities held-to-maturity that are below cost are included in earnings as realized losses.

        FEDERAL HOME LOAN BANK STOCK: The Bank, as a member of the Federal Home Loan Bank of San Francisco (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        LOANS: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by premiums on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest rate. Loan premiums on purchased loans are accreted into interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method. The estimated lives of these loan pools are re-evaluated periodically based on actual prepayments. The current estimated lives of these loan pools range from two to eight years. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the estimated lives of the related loans.

        A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by non-payment of a monthly installment by the due date.

        Accrual of interest on loans is discontinued when management believes, after considering economics, business conditions, and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. Accrual of interest is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes past due 90 days as to either principal or interest. All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal and future payments are reasonably assured, in which case the loan is returned to accrual status.

        ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

        The allowance is an amount that management believes will absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

        The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience for consumer loans and peer group loss experience for real estate loans adjusted for qualitative factors.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Commercial loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

        Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

        TRANSFERS AND SERVICING OF FINANCIAL ASSETS: The Bank accounts for transfers and servicing of financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 requires application of a financial component's approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also distinguishes transfers of financial assets that are sales from transfers of financial assets that are secured borrowings.

        PREMISES AND EQUIPMENT: Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is usually 3 to 5 years. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the terms of the related leases or their useful life, which is usually 5 to 10 years.

        INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        COMPREHENSIVE INCOME / LOSS: Comprehensive income consists of net income and other comprehensive income / loss for the Company. Other comprehensive loss is comprised entirely of unrealized gains and losses on securities available-for-sale, which is also recognized as a separate component of equity.

        LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

        EMPLOYEE STOCK OWNERSHIP PLAN (ESOP): The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        LOAN COMMITMENTS: Financial instruments include off-balance-sheet credit instruments, such as commitments to make or purchase loans. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        EARNINGS PER COMMON SHARE: The Company displays basic and diluted EPS in the consolidated statement of operations. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the year. At June 30, 2004, the Company had no stock options or related instruments, and as a result, basic and diluted EPS are the same.

        FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

        ADOPTION OF NEW ACCOUNTING STANDARDS: During 2004, the Company adopted Emerging Issues Task Force (EITF) 03-1, "The Meaning of
        Other-Than-Temporary Impairment and Its Application to Certain Investments". Adoption of the new standards did not materially affect the Company's operating results or financial condition.

        EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain quantitative and qualitative disclosures for cost method investments.

2.      RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances is approximately $924,000 and $675,000 at June 30, 2004 and 2003, respectively.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

3.      INVESTMENTS

        The following summarizes the recorded value, gross unrealized gains and losses, and the estimate fair value of the Company's investment securities:


                                                                 UNREALIZED    UNREALIZED
                                                                   LOSSES        LOSSES
                                       AMORTIZED     UNREALIZED   LESS THAN    GREATER THAN     FAIR
                                          COST         GAINS      12 MONTHS     12 MONTHS       VALUE
                                       ---------     ----------   ---------    -----------    --------
                                                           (Dollars in Thousands)
SECURITIES AVAILABLE-FOR-SALE

JUNE 30, 2004
  U.S. Government Agency Obligations    $ 11,000      $   --      $   (110)       $   --      $ 10,890
  Mortgage-backed securities
    Freddie Mac                           10,326          --          (213)           --        10,113
                                        --------      ------      --------        ------      --------
                                        $ 21,326      $   --      $   (323)       $   --      $ 21,003
                                        ========      ======      ========        ======      ========
SECURITIES HELD-TO-MATURITY

JUNE 30, 2004
  U.S. Government Agency Obligations    $ 10,000      $   --      $    (20)       $   --      $  9,980
  Mortgage-backed securities
    Fannie Mae                               732          13            --            --           745
    Freddie Mac                              454          --            (3)           --           451
    Ginnie Mae                               310           5            --            --           315
  Collateralized mortgage obligations
    Fannie Mae                             7,342          22          (180)           --         7,184
    Freddie Mac                           18,049          21          (334)           --        17,736
    Ginnie Mae                             4,474          55            --            --         4,529
                                        --------      ------      --------        ------      --------
                                        $ 41,361      $  116     $   (537)       $    --      $ 40,940
                                        ========      ======      ========        ======      ========
JUNE 30, 2003
  Mortgage-backed securities
    Fannie Mae                          $  1,188      $   23      $     --        $   --      $  1,211
    Freddie Mac                              695          10            --            --           705
    Ginnie Mae                               406           7            --            --           413
  Collateralized mortgage obligations
    Fannie Mae                             7,399         103            --            --         7,502
    Freddie Mac                            4,559          --           (17)           --         4,542
                                        --------      ------      --------        ------      --------
                                        $ 14,247      $  143      $    (17)      $    --      $ 14,373
                                        ========      ======      ========        ======      ========

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2004 there are 14 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

        The recorded value and the fair value of investment securities at June 30, 2004, by contractual maturity, are shown below.

                                                        HELD-TO-MATURITY                 AVAILABLE-FOR-SALE
                                                   ---------------------------    ---------------------------------
                                                    AMORTIZED         FAIR          AMORTIZED            FAIR
                                                       COST           VALUE            COST             VALUE
                                                   -------------    ----------    --------------    ---------------
                                                                      (Dollars in Thousands)
Due within one year                                   $  --          $  --           $  --               $  --
Due from one year to five years                        10,000          9,980          11,000              10,890
Due from five years to ten years                         --             --              --                  --
Due after ten years                                      --             --              --                  --
Mortgage-backed securities and
  Collateralized mortgage obligations                  31,361         30,960          10,326              10,113
                                                      -------        -------         -------            -------
                                                      $41,361        $40,940         $21,326             $21,003
                                                      =======        =======         =======             =======

        Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        There were no sales of securities during the years ending June 30, 2004, 2003, and 2002.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

4.      LOANS

        The composition of loans consists of the following:

                                                                       JUNE 30
                                                             ---------------------------
                                                                2004           2003
                                                             --------------------------
                                                                (Dollars in Thousands)
        Real Estate:
            One-to-Four family residential, fixed rate       $  82,104      $  72,798
            One-to-Four family residential, variable rate      259,672        186,765
            Multi-family residential, variable rate             72,519         42,275
            Commercial real estate, variable rate               26,879         21,266
                                                             ---------      ---------
                                                               441,174        323,104
                                                             ---------      ---------
        Consumer:
            Vehicle                                             47,359         56,872
            Home equity                                            437            664
            Other consumer loans, primarily unsecured            7,675          8,878
                                                             ---------      ---------
                                                                55,471         66,414
                                                             ---------      ---------
        Total loans                                            496,645        389,518
        Deferred net loan origination fees                        (332)          (354)
        Net premiums on purchased loans                          2,221          2,757
        Allowance for loan losses                               (2,328)        (2,281)
                                                             ---------      ---------
                                                             $ 496,206      $ 389,640
                                                             =========      =========

        In addition to the above, the Company participates with other financial institutions in certain loans they have originated. The Company continues to service the participants' balance, which at June 30, 2004 totaled approximately $6.3 million and represented 7 loans. The Company receives a servicing fee of 25 basis points on these participated loans.

        The Company has purchased real-estate loan participations originated by other financial institutions. All of these loan participations were purchased without recourse and are secured by real property. The originating financial institution performs all servicing functions on these loans.

        The following is an analysis of the changes in the allowance for loan losses:

                                                    YEARS ENDED JUNE 30
                                            -----------------------------------
                                              2004           2003         2002
                                            -------       ---------    --------
                                                    (Dollars in Thousands)

          Balance, beginning of year        $ 2,281       $   1,744    $  1,175
          Provision for loan losses             483           1,124       1,147
          Recoveries                            301             313         522
          Loans charged off                    (737)           (900)     (1,100)
                                            -------       ---------    --------
          Balance, end of year              $ 2,328       $   2,281    $  1,744
                                            =======       =========    ========

        There were no loans individually classified as impaired as of June 30, 2004 and 2003.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        Loans on which accrual of interest has been discontinued or reduced amounted to $82,000 and $26,000 at June 30, 2004 and 2003, respectively. If interest on those loans had been accrued, such income would have approximated $4,000, $1,000, and $4,000 for the years ended June 30, 2004, 2003, and 2002 respectively. The effects of troubled debt restructurings are not considered material to the Company's financial position and results of operations.

5.      CONCENTRATIONS OF CREDIT RISK

        The Kaiser Permanente Medical Care Program employs a large percentage of the Company's account holders. Further, a significant concentration of the Company's borrowers resides in California. Although the Company has a diversified loan portfolio, borrowers' ability to repay loans may be affected by the economic climate of either the health care industry or the overall geographic region in which borrowers reside.

6.      ACCRUED INTEREST RECEIVABLE

        Accrued interest receivable is summarized as follows:

                                            JUNE 30
                                    ----------------------
                                      2004          2003
                                     ------        ------
                                    (Dollars in Thousands)

        Loans                        $1,789        $1,570
        Investment securities           247            57
        Other                             7            42
                                     ------        ------
                                     $2,043        $1,669
                                     ======        ======

7.      PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

                                                              JUNE 30
                                                      ----------------------
                                                        2004            2003
                                                      -------         -------
                                                       (Dollars in Thousands)

        Leasehold improvements                        $   332         $   332
        Furniture and equipment                         3,050           3,089
                                                      -------         -------
                                                        3,382           3,421
        Accumulated depreciation and amortization      (1,858)         (2,132)
                                                      -------         -------
                                                      $ 1,524         $ 1,289
                                                      =======         =======

        Depreciation expense on premises and equipment totaled $383,000, $292,000, and $231,000 for the years ended June 30, 2004, 2003, and
        2002, respectively.

        The Company leases office space in four buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        Minimum rental payments under operating leases with initial or remaining terms of one year or more at June 30, 2004 are as follows:

                                                    (Dollars in Thousands)
            YEARS ENDED JUNE 30

            2005                                         $     499
            2006                                               419
            2007                                               409
            2008                                               425
            2009                                               431
            Subsequent years                                   337
                                                     -------------------
                                                         $   2,520
                                                     ===================

        Rental expense for the years ended June 30, 2004, 2003, and 2002 for all facilities leased under operating leases totaled $602,000, $597,000, and $540,000, respectively.

8.      INVESTMENT IN LIMITED LIABILITY PARTNERSHIP

        The Company has an approximate 20% investment in the California Affordable Housing Fund, a limited liability partnership, which builds and operates affordable housing projects located in Northern California. The Company purchased the investment for approximately $2,670,000 during the year ended June 30, 2004 and has committed to fund another $680,000 over the next five years contingent upon stipulations set forth in the partnership agreement. The investment is included in other assets at June 30, 2004 and is being accounted for using the equity method of accounting. The investment is evaluated periodically for impairment based on the remaining allocable tax credits. For the year ended June 30, 2004 the Company recorded an estimated charge to noninterest income of $173,000 for its share of losses in the fund and recorded an estimated credit to federal and state income tax expense of $106,000 and $34,000, respectively for its share of affordable housing tax credits.

9.      DEPOSITS

        Deposits are summarized as follows:

                                                                JUNE 30
                                                        -----------------------
                                                          2004            2003
                                                        --------       --------
                                                         (Dollars in Thousands)

        Savings                                         $ 95,115       $ 82,691
        Checking accounts, non interest bearing           38,020         30,119
        Money market accounts                            105,532         87,555
        Time certificates of deposit                     184,286        145,874
                                                        --------       --------
                                                        $422,953       $346,239
                                                        ========       ========

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        Deposits by maturity are summarized as follows:

                                                                JUNE 30
                                                      --------------------------
                                                        2004              2003
                                                      --------          --------
                                                        (Dollars in Thousands)

        No contractual maturity                       $238,667          $200,365
        0 - 1 year maturity                             95,134            74,550
        1 - 2 years maturity                            34,899            22,969
        2 - 3 years maturity                            16,026            20,190
        3 - 4 years maturity                            19,276             9,156
        4 - 5 years maturity                            18,951            19,009
                                                      --------          --------
                                                      $422,953          $346,239
                                                      ========          ========

        Savings, checking accounts, money market accounts, and individual retirement accounts have no contractual maturity. Certificate accounts have maturities of five years or less.

        The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2004 and 2003 is approximately $55,368,000 and $32,994,000, respectively. Generally, deposits in excess of $100,000 are not insured by the FDIC.

        Interest expense by major category is summarized as follows:

                                                          YEARS ENDED JUNE 30
                                                        ------------------------
                                                         2004     2003     2002
                                                        ------   ------   ------
                                                         (Dollars in Thousands)

        Money market accounts                           $1,722   $1,604   $1,243
        Savings                                            518      899      933
        Time certificates of deposit                     5,879    4,824    4,414
                                                        ------   ------   ------
                                                        $8,119   $7,327   $6,590
                                                        ======   ======   ======

10.     FEDERAL HOME LOAN BANK ADVANCES

        The Company utilizes a demand loan agreement with the Federal Home Loan Bank of San Francisco (FHLB). The terms of the agreement call for pledging a portion of the Company's mortgage portfolio based on the outstanding balance. At June 30, 2004, the interest rates on the Company's advances from the FHLB ranged from 1.44%% to 3.00% with a weighted average rate of 2.50%. At June 30, 2003, total borrowings consist of one fixed rate advance with an interest rate of 3.00%. For all advances, interest is payable monthly with principal and any unpaid accrued interest due at maturity. The contractual maturities by year of the Company's advances are as follows:

                                                           2004            2003
                                                         -------         -------
                                                          (Dollars in Thousands)
        YEARS ENDED JUNE 30,
        --------------------
        2005                                             $20,000         $  --
        2006                                              50,000          50,000
                                                         -------         -------
        Total advances                                   $70,000         $50,000
                                                         =======         =======

        As of June 30, 2004 and June 30, 2003, the Bank has pledged $337,760,000 and $299,922,000, respectively, in mortgage loans under the terms of the agreement. At June 30, 2004 and June 30, 2003, the amount available to borrow under this agreement is approximately $157,000,000 and $146,000,000, respectively.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

11.     COMMITMENTS AND CONTINGENT LIABILITIES

        The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management's opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

        The Company had no outstanding commitments to sell loans or investments at June 30, 2004 and 2003.

        At June 30, 2004 and 2003, there were approximately $3,155,000 and $9,272,000, respectively, in cash and cash equivalents with balances in excess of insured limits.

        Outstanding mortgage loan commitments at June 30, 2004 and 2003 total approximately $1,478,000 and $2,364,000, respectively. Commitments to purchase mortgage loans at June 30, 2004 and 2003 total approximately $31,478,000 and $21,599,000, respectively. The purchase commitments outstanding at June 30, 2004 are comprised of $29,504,000 in fixed rate loans and $1,974,000 in variable rate loans.

        Available credit on home equity and unsecured lines of credit is summarized as follows:

                                                                  JUNE 30
                                                         -----------------------
                                                          2004            2003
                                                         ------          ------
                                                          (Dollars in Thousands)

        Home equity                                      $  590          $1,148
        Other consumer                                    5,447           5,861
                                                         ------          ------
                                                         $6,037          $7,009
                                                         ======          ======

        Commitments for home equity and unsecured lines of credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

12.     EMPLOYEE BENEFITS

        The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees' wage reductions. The Company contributed $130,000, $94,000, and $73,000 respectively, to the plan for the years ended June 30, 2004, 2003, and 2002.

        The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30 2004 and 2003 the Company has accrued a liability for executive deferrals of $679,000 and $406,000, respectively.

        Effective July 1, 2001 the Company began maintaining an Annual Incentive Plan and a Long-Term Incentive Plan for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for the year ended June 2004, 2003, and 2002 totaled $184,000, $193,000 and
        $150,000 respectively.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

13.     EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        During 2004, the Company implemented the Employee Stock Ownership Plan, which covers substantially all of its employees. In connection with the stock offering, the Company issued 454,940 shares of common stock for allocation under the ESOP in exchange for a ten-year note in the amount of approximately $4.5 million. The $4.5 million for the ESOP purchase was borrowed from the Company. The ESOP shares initially were pledged as collateral for the loan.

        The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid in the year. Principal and interest payments are scheduled to occur over a ten-year period.

        During 2004, 11,374 shares of stock with an average fair value of $12.37 per share were committed to be released, resulting in ESOP compensation expense of $140,000. Shares held by the ESOP at June 30, 2004 are as follows:

                                                                          2004
                                                                        --------

        Allocated shares                                                  11,374
        Unearned shares                                                  443,566
                                                                        --------
        Total ESOP shares                                                454,940
                                                                        ========
        Fair value of unearned shares at June 30, 2004 (in Thousands)   $  5,655
                                                                        ========

14.     EARNINGS PER COMMON SHARE

        A reconciliation of the numerator and denominator of the earnings per common share computation for the period beginning with March 30, 2004, the date of the initial stock offering, to the period ended June 30, 2004 is as follows:

                                                                            2004
                                                                         -----------
        Earnings per common share
          Net income (in Thousands)                                      $     3,168
          Less net income of Company prior to initial stock offering
           (in Thousands)                                                      2,280
                                                                         -----------
             Net income attributable to common stock holders             $       888
             (in Thousands)

                                                                         ===========
          Total weighted average common shares outstanding                14,093,682
                                                                         ===========
          Basic and Diluted earnings per common share                    $      0.06
                                                                         ===========

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

15.     OTHER COMPREHENSIVE LOSS

        Other comprehensive income components and related taxes were as follows (Dollars in Thousands):

                                                                        2004
                                                                       ------
        Unrealized holding losses on securities available-for-sale     $(323)
        Tax effect                                                       133
                                                                       -----
        Other comprehensive loss                                       $(190)
                                                                       =====

16.     RELATED PARTY TRANSACTIONS

        Loans to certain executive officers, directors, and their associates totaled $754,000 and $598,000 at June 30, 2004 and 2003, respectively. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during the fiscal year ended June 30, 2004 with respect to such aggregate loans to these individual and their associates and affiliated companies:

                          Balance at June 30, 2003     $ 598,000
                          New loans                      618,000
                          Repayments                    (462,000)
                                                       ---------
                          Balance at June 30, 2004     $ 754,000
                                                       =========

17.     INCOME TAXES

        The components of income tax expense are as follows:


                                             JUNE 30
                               ---------------------------------
                                2004          2003         2002
                               -------      -------      -------
                                   (Dollars in Thousands)
        Current
           Federal             $ 1,490      $ 1,426      $   911
           State                   523          508          347
                               -------      -------      -------
                                 2,013        1,934        1,258
                               -------      -------      -------
        Deferred
           Federal                 (15)        (166)         (97)
           State                    (5)         (58)         (16)
                               -------      -------      -------
                                   (20)        (224)        (113)
                               -------      -------      -------

        Income tax expense     $ 1,993      $ 1,710      $ 1,145
                               =======      =======      =======

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

                                                                JUNE 30
                                                   ----------------------------------
                                                    2004           2003        2002
                                                   -------       -------      -------
                                                         (Dollars in Thousands)

        Federal income tax at statutory rate       $ 1,755       $ 1,411      $ 1,038
        State taxes, net of federal tax benefit        369           297          218
        Reversal of income tax accrued upon
             expiration of contingency                --            --           (119)
        General business credit                       (140)         --           --
        Other, net                                       9             2            8
                                                   -------       -------      -------

                                                   $ 1,993       $ 1,710      $ 1,145
                                                   =======       =======      =======

        Tax expense as a percentage of income
             before tax                               38.6%         41.2%        37.5%
                                                   =======       =======      =======

        The Company's total net deferred tax assets are as follows:


                                                                        JUNE 30
                                                                 ----------------------
                                                                   2004         2003
                                                                  -------      -------

                                                                   (Dollars in Thousands)
        Deferred tax assets:

             Allowance for loan losses                            $   958      $   629
             Accrued expenses                                         382          281
             Accrued state income tax                                 178           67
             Unrealized loss on securities available-for-sale         133         --
             Other                                                     17         --
                                                                  -------      -------
                         Total deferred tax assets                  1,668          977
                                                                  -------      -------
        Deferred tax liabilities:

             Bad debt reserve recapture                              (326)
             Premises and equipment                                  (266)         (89)
             Federal Home Loan Bank Stock dividends                  (113)         (78)
                                                                  -------      -------
                         Total deferred tax liabilities              (705)        (167)
                                                                  -------      -------
        Net deferred tax asset, included in other assets          $   963      $   810
                                                                  =======      =======

18.     MINIMUM REGULATORY CAPITAL REQUIREMENTS

        The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management's opinion, as of June 30, 2004, is that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2004, the most recent notification from the Office of Thrift Supervision, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                           MINIMUM TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                   MINIMUM CAPITAL          PROMPT CORRECTIVE
                                            ACTUAL                   REQUIREMENT            ACTION PROVISIONS
                                   -------------------------- -------------------------- -------------------------
                                     AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                   -------------------------- -------------------------- -------------------------
                                                               (Dollars in Thousands)
       JUNE 30, 2004:

         Total Capital (to
            risk-weighted
            assets)                 $   63,910     18.63%     $   27,445      8.00%         $34,306      10.00%

         Tier 1 Capital (to
             risk-weighted
             assets)                    61,582     17.95          13,723      4.00           20,584       6.00

         Tier 1 Capital (to
            total assets)               61,582     11.05          22,285      4.00           27,857       5.00

       JUNE 30, 2003:

         Total Capital (to
            risk-weighted
            assets)                  $  37,675     15.11%     $   19,942      8.00%        $ 24,927      10.00

         Tier 1 Capital (to
             risk-weighted
             assets)                    35,395     14.20           9,971      4.00         $ 14,956       6.00

         Tier 1 Capital (to
            total assets)               35,395      8.16          14,454      4.00         $ 21,682       5.00

        Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

        Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

        The Holding Company is not currently subject to prompt corrective action regulations.

19.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value:

                INVESTMENTS

                Estimated fair values for investments are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

                LOANS

                The estimated fair value for all fixed rate loans and variable rate loans with an initial fixed rate feature is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities.

                The estimated fair value for variable rate loans with no initial fixed rate feature is the carrying amount.

                The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and, accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

                DEPOSITS

                The estimated fair value of deposit accounts (savings, non interest bearing demand and money market accounts) is the carrying amount. The fair value of fixed-maturity time certificates of deposit is estimated by discounting the estimated cash flows using the current rate at which similar certificates would be issued.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

                FHLB ADVANCES

                The fair values of the FHLB advances are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                OTHER ON-BALANCE-SHEET FINANCIAL INSTRUMENTS

                Other on-balance-sheet financial instruments include cash and cash equivalents, accrued interest receivable, and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value.

                OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

                The fair values for the Company's off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company's customers. The estimated fair value of these commitments is not significant.

        The estimated fair values of the Company's financial instruments are summarized as follows


                                                      JUNE 30, 2004                         JUNE 30, 2003
                                             --------------------------------     ----------------------------------
                                                Carrying            Fair            Carrying             Fair
                                                 Amount            Value             Amount              Value
                                             ---------------    -------------     --------------    ----------------
                                                                     (Dollars in Thousands)
           Financial assets:

             Cash and cash equivalents       $      12,158      $     12,158      $      16,190     $       16,190
             Interest bearing deposits in
               other financial institutions          2,970             2,970              6,437              6,437
             Securities available-for-sale          21,003            21,003                  -                  -
             Securities held-to-maturity            41,361            40,940             14,247             14,373
             Federal Home Loan Bank Stock            3,290             3,290              2,602              2,602
             Loans, net                            496,206           493,474            389,640            393,048
             Accrued interest receivable             2,043             2,043              1,669              1,669

           Financial liabilities:

             Deposits                              422,953           424,497            346,239            348,089
             FHLB advances                          70,000            70,152             50,000             51,689


        The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

20.     CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                        (Dollars in Thousands, except share data)
                                        --------------------------------------------------------------------------
                                         SEPTEMBER 30        DECEMBER 31          MARCH 31            JUNE 30
                                        ----------------    ---------------    ----------------    ---------------
     2003/2004
     Interest income                         $4,896               $5,373               $5,893               $5,875
     Interest expense                         2,337                2,391                2,554                2,340
                                             ------               ------               ------               ------

     Net interest income                      2,559                2,982                3,339                3,535

     Provision for loan losses                   30                   62                  162                  229
     Non-interest income                        804                  809                  811                  805
     Non-interest expense                     2,436                2,394                2,490                2,680
                                             ------               ------               ------               ------

     Income before income tax                   897                1,335                1,498                1,431

     Income tax expense                         321                  520                  589                  563
                                             ------               ------               ------               ------

     Net income                              $  576               $  815               $  909               $  868
                                             ======               ======               ======               ======

     Earnings per share                      n/m (1)              n/m (1)              n/m (1)              $ 0.06
                                             ======               ======               ======               ======

     2002/2003

     Interest income                         $4,754               $5,062               $5,271               $5,357
     Interest expense                         1,735                2,058                2,215                2,357
                                             ------               ------               ------               ------

     Net interest income                      3,019                3,004                3,056                3,000

     Provision for loan losses                  203                  368                  282                  271
     Non-interest income                        737                  795                  792                  862
     Non-interest expense                     2,449                2,418                2,509                2,616
                                             ------               ------               ------               ------

     Income before income tax                 1,104                1,013                1,057                  975

     Income tax expense                         455                  418                  436                  401
                                             ------               ------               ------               ------

     Net income                              $  649               $  595               $  621               $  574
                                             ======               ======               ======               ======

     Earnings per share                      n/m (1)              n/m (1)              n/m (1)              n/m (1)
                                             ======               ======               ======               ======

        (1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until March 30, 2004

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

21.     CONDENSED FINANCIAL STATEMENTS OF K-FED BANCORP (UNCONSOLIDATED)

                             CONDENSED BALANCE SHEET
                             (Dollars in Thousands)

                                                                        June 30
                                                                          2004
                                                                        -------
                                     ASSETS

   Cash and cash equivalents                                            $ 1,948
   Securities available for sale                                         21,003
   ESOP Loan                                                              4,457
   Investment in bank subsidiary                                         61,582
   Accrued income receivable                                                 83
   Other assets                                                             148
                                                                        -------
                                                                        $89,221
                                                                        =======
                       LIABILITIES & STOCKHOLDERS' EQUITY

   Accrued expenses and other liabilities                               $   105
   Stockholders' equity                                                  89,116
                                                                        -------
                                                                        $89,221
                                                                        =======

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

                          CONDENSED STATEMENT OF INCOME
                             (Dollars in Thousands)

                                                                                                 June 30
                                                                                                  2004
                                                                                                 ------
     INCOME
        Interest on ESOP Loan                                                                    $   46
        Interest on investment securities, taxable                                                  114
        Other income                                                                                 63
                                                                                                 ------
          Total income                                                                              223

     EXPENSES
          Other operating expenses                                                                   86
                                                                                                 ------
     INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY             137
        Income taxes                                                                                 68
                                                                                                 ------
     INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                               69
        Equity in undistributed earnings of bank subsidiary                                       3,099
                                                                                                 ------
     NET INCOME                                                                                  $3,168
                                                                                                 ======

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------

                        CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                   June 30
                                                                                                     2004
                                                                                                   --------
     OPERATING ACTIVITIES
        Net income                                                                                 $  3,168
        Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed earnings of bank subsidiary                                        (3,099)
          Amortization of net premiums on investments                                                    12
          Increase in accrued income receivable                                                         (83)
          Net increase in other assets                                                                  (15)
          Net increase in accrued expenses and other liabilities                                        105
                                                                                                   --------
     Net cash provided by operating activities                                                           88
                                                                                                   --------
     INVESTING ACTIVITIES
        Purchases of available-for-sale investments                                                 (21,837)
        Proceeds from maturities of available-for-sale investments                                      499
        Net change in ESOP loan receivable                                                           (4,457)
        Dividends received on equity investment in bank subsidiary                                      100
                                                                                                   --------
     Net cash used in investing activities                                                          (25,695)
                                                                                                   --------
     FINANCING ACTIVITIES

        Capital contribution to bank subsidiary                                                     (23,048)
        Net proceeds from stock issuance                                                             50,653
        Distribution to capitalize K-Fed Mutual Holding Company                                         (50)
                                                                                                   --------
     Net cash provided by financing activities                                                       27,555
                                                                                                   --------

     INCREASE IN CASH AND CASH EQUIVALENTS                                                            1,948
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    --
                                                                                                   --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      $  1,948
                                                                                                   ========
     SUPPLEMENTAL CASH FLOW INFORMATION

        Capital contribution from parent in the form of net assets                                 $ 35,395
        Net change in unrealized loss on securities available-for-sale, net of tax                 $    190
        Financing Activities:
          Issuance of common stock under ESOP                                                      $    140

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

--------------------------------------------------------------------------------



22.     SUBSEQUENT EVENT


On July 2, 2004, the Bank signed a definitive agreement with Pan American Bank, FSB, Burlingame, California, to acquire the Panorama City Branch of Pan American Bank. The transaction will include the assumption of approximately $64 million in deposits. The transaction received regulatory approval on August 6, 2004 and is expected to be completed in third quarter of calendar year 2004.