Form 10-Q
period 2004-09-30
K FED BANCORP
filed 2004-11-10
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  ------               THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  ------               THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value - 14,548,500 shares outstanding as of November 9, 2004.

                                    FORM 10-Q

                                  K-FED BANCORP
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1:  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
           September 30, 2004 and 2003                                       1
         Consolidated Statements of Income and Comprehensive
           Income for the Three Months Ended September 30, 2004
           and 2003                                                          2
         Consolidated Statement of Stockholders' Equity And Other
           Comprehensive Income for the Three Months Ended
           September 30, 2004                                                3
         Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 2004 and 2003                                 4
         Selected Notes to Consolidated Financial Statements                 5

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         13

Item 4:  Controls and Procedures                                            14

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings                                                  15
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds        15
Item 3:  Defaults upon Senior Securities                                    15
Item 4:  Submission of Matters to a Vote of Security Holders                15
Item 5:  Other Information                                                  15
Item 6:  Exhibits                                                           15

SIGNATURES                                                                  16


                                              K-FED BANCORP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                       (UNAUDITED)
                                                  DOLLARS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------

                                                                                     SEPTEMBER 30           JUNE 30
                                                                                        2004                  2004
                                                                                  ------------------    ---------------
                                                         ASSETS
  Cash and due from banks                                                          $          5,981      $       6,923
  Federal funds sold                                                                         26,970              5,235
                                                                                  ------------------    ---------------
      Total cash and cash equivalents                                                        32,951             12,158
   Interest bearing deposits in other financial
    Institutions                                                                              2,970              2,970

  Securities available-for-sale                                                              20,706             21,003
  Securities held-to-maturity, fair value of $37,639 and
   $40,940 at September 30, 2004 and June 30, 2004,
    respectively                                                                             37,688             41,361
  Federal Home Loan Bank stock, at cost                                                       4,521              3,290

  Loans receivable                                                                          496,566            496,645
  Deferred loan origination fees                                                               (351)              (332)
  Net premium on purchased loans                                                              1,411              2,221
  Allowance for loan losses                                                                  (2,338)            (2,328)
                                                                                  ------------------    ---------------
      Loans receivable, net                                                                 495,288            496,206

  Accrued interest receivable                                                                 2,261              2,043
  Premises and equipment, net                                                                 1,541              1,524
  Core deposit intangible                                                                       676                  -
  Goodwill                                                                                    3,950                  -
  Other assets                                                                                4,031              3,867
                                                                                  ------------------    ---------------
        Total assets                                                                        606,583            584,422
                                                                                  ==================    ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Noninterest bearing                                                            $         37,728      $      38,020
    Interest bearing                                                                        425,859            384,933
                                                                                  ------------------    ---------------
      Total deposits                                                                        463,587            422,953

  Federal Home Loan Bank advances, short-term                                                     -             20,000
  Federal Home Loan Bank advances, long-term                                                 49,553             50,000
  Accrued expenses and other liabilities                                                      2,748              2,353
                                                                                  ------------------    ---------------
      Total liabilities                                                                     515,888           495,306
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
  Nonredeemable serial preferred stock, $.01 par value;
    2,000,000 shares authorized; issued and outstanding - none                                    -                  -
  Common stock, $.01 par value; 18,000,000 authorized;
    14,548,500 shares issued and outstanding at September 30,
    2004 and June 30, 2004                                                                      146                146

  Additional paid-in capital                                                                 55,121             55,083
  Unearned Employee Stock Ownership Plan shares                                              (4,322)            (4,436)
  Retained earnings                                                                          39,818             38,513
  Accumulated other comprehensive loss, net of tax                                              (68)              (190)
                                                                                  ------------------    ---------------
      Total stockholders' equity                                                             90,695             89,116
                                                                                  ------------------    ---------------
        Total liabilities and stockholders' equity                                 $        606,583      $     584,422
                                                                                  ==================    ===============


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                                K-FED BANCORP AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                  AND COMPREHENSIVE INCOME
                                                        (UNAUDITED)
                                        DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
--------------------------------------------------------------------------------------------------------------------------

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                 -----------------------------------------
                                                                                        2004                   2003
                                                                                 -------------------    ------------------
INTEREST INCOME
  Interest and fees on loans                                                      $           6,225      $          4,600
  Interest on securities,
    taxable                                                                                     520                   203
  Federal Home Loan Bank dividends                                                               36                    27
  Other interest                                                                                 42                    66
                                                                                 -------------------    ------------------
      Total interest income                                                                   6,823                 4,896
                                                                                 -------------------    ------------------
INTEREST EXPENSE
  Interest on Federal Home Loan Bank
    advances                                                                                    513                   379
  Interest on deposits                                                                        1,926                 1,958
                                                                                 -------------------    ------------------
      Total interest expense                                                                  2,439                 2,337
                                                                                 -------------------    ------------------
NET INTEREST INCOME                                                                           4,384                 2,559

Provision for loan losses                                                                       120                    30
                                                                                 -------------------    ------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                             4,264                 2,529
                                                                                 -------------------    ------------------
NONINTEREST INCOME
  Service charges and fees                                                                      464                   497
  ATM fees and charges                                                                          322                   288
  Referral commissions                                                                           55                    52
  Loss on equity investment                                                                     (83)                  (41)
  Other noninterest income                                                                       12                     8
                                                                                 -------------------    ------------------
      Total noninterest income                                                                  770                   804
                                                                                 -------------------    ------------------
NONINTEREST EXPENSE
  Salaries and benefits                                                                       1,571                 1,310
  Occupancy and equipment                                                                       316                   324
  ATM expense                                                                                   257                   241
  Advertising and promotional                                                                   108                    86
  Professional services                                                                         260                    96
  Postage                                                                                        61                    66
  Telephone                                                                                      74                    78
  Other operating expense                                                                       279                   235
                                                                                 -------------------    ------------------
      Total noninterest expense                                                               2,926                 2,436
                                                                                 -------------------    ------------------
INCOME BEFORE INCOME TAX EXPENSE                                                              2,108                   897
Income tax expense                                                                              803                   321
                                                                                 -------------------    ------------------
NET INCOME                                                                        $           1,305      $            576
                                                                                 ===================    ==================
COMPREHENSIVE INCOME                                                              $           1,427      $            576
                                                                                 ===================    ==================
EARNINGS PER COMMON SHARE:
  Basic and diluted                                                               $            0.09                  n/m*
* NOT MEANINGFUL.  SEE NOTE 4


                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                 K-FED BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   AND COMPREHENSIVE INCOME
                                          (UNAUDITED)
                                     DOLLARS IN THOUSANDS
------------------------------------------------------------------------------------------


                                                         COMMON STOCK
                                                    ----------------------

                                                                             ADDITIONAL
                                      COMPREHENSIVE    NUMBER                 PAID-IN
                                         INCOME      OF SHARES     AMOUNT     CAPITAL
                                      ----------------------------------------------------
Balance, June 30, 2004                               14,548,500    $   146   $  55,083

Comprehensive income
   Net Income for the three months
    ended September 30, 2004          $     1,305             -          -           -
   Other comprehensive loss -
    unrealized  loss on securities,
    net of tax                                122             -          -           -
                                      ------------
    Total comprehensive income        $     1,427
                                      ============
   Allocation of ESOP common stock                            -          -          38
                                      ----------------------------------------------------

Balance, September 30, 2004                          14,548,500    $   146   $  55,121


(CONT'D)


                                                                 ACCUMULATED
                                        UNEARNED                    OTHER           TOTAL
                                          ESOP      RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                         SHARES     EARNINGS         LOSS           EQUITY
                                      -------------------------------------------------------

Balance, June 30, 2004                  $ (4,436)   $ 38,513     $      (190)     $   89,116

Comprehensive income
   Net Income for the three months
    ended September 30, 2004                   -       1,305               -           1,305
   Other comprehensive loss -
    unrealized  loss on securities,
    net of tax                                 -           -             122             122

    Total comprehensive income

   Allocation of ESOP common stock           114           -               -             152
                                      -------------------------------------------------------

Balance, September 30, 2004             $ (4,322)   $ 39,818     $       (68)     $   90,695



           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                                              K-FED BANCORP AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                  DOLLARS IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED SEPTEMBER 30
                                                                      ------------------------------------------------
                                                                               2004                      2003
                                                                      -----------------------    ---------------------
OPERATING ACTIVITIES
  Net income                                                           $              1,305       $               576
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Amortization of net premium on investments                                         40                        57
      Amortization of net premiums on loan purchases                                    427                     1,035
      Accretion of net loan origination fees                                            (10)                      (28)
      Provision for loan losses                                                         120                        30
      Depreciation and amortization                                                      93                        93
      Allocation of ESOP common stock                                                   152                         -
      Federal Home Loan Bank stock dividend                                             (36)                      (27)
      Loss on equity investment                                                          83                        41
      Amortization of debt exchange costs                                                26                         -
      Net change in accrued interest receivable                                        (218)                      (36)
      Net change in other assets                                                       (312)                     (496)
      Net changes in accrued expenses and other
        liabilities                                                                     393                       (51)
                                                                      -----------------------    ---------------------

        Net cash provided by operating
          activities                                                                  2,063                     1,194
                                                                      -----------------------    ---------------------

INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale
    investments                                                                         487                         -
  Purchases of held-to-maturity investments                                               -                   (25,015)
  Proceeds from maturities of held-to-maturity
    investments                                                                       3,650                       226
  Net change in time deposits with other financial
    institutions                                                                          -                     5,546
  Purchases of loans                                                                (29,272)                  (58,164)
  Net change in loans, excluding loan purchases                                      29,677                    69,626
  Purchase of Federal Home Loan Bank stock                                           (1,195)                        -
  Purchase of equity investment                                                           -                    (2,025)
  Net cash received from branch acquisition                                          56,491                         -
  Purchase of premises and equipment                                                    (92)                     (504)
                                                                      -----------------------    ---------------------

        Net cash provided by (used in) investing
          activities                                                                 59,746                   (10,310)
                                                                      -----------------------    ---------------------

FINANCING ACTIVITIES
  Proceeds from FHLB advances                                                       165,916                    12,000
  Repayment of FHLB advances                                                       (185,916)                  (12,000)
  Debt exchange costs                                                                  (473)                        -
  Net change in deposits                                                            (20,543)                   14,328
  Distribution to capitalize K-Fed Mutual Holding
    Company                                                                               -                       (50)
                                                                      -----------------------    ---------------------

        Net cash (used in) provided by financing
          activities                                                                (41,016)                   14,278
                                                                      -----------------------    ---------------------

Net change in cash and cash equivalents                                              20,793                     5,162
Cash and cash equivalents, at beginning of year                                      12,158                    16,190
                                                                      -----------------------    ---------------------
Cash and cash equivalents, at end of period                            $             32,951       $            21,352
                                                                      =======================    =====================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: K-Fed Bancorp (or the "Company") is a majority-owned subsidiary of K-Fed Mutual Holding Company (or the "Parent"). The Company and its Parent are holding companies. The Company's sole subsidiary, Kaiser Federal Bank (or the "Bank"), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its five branch locations throughout California. While the Bank originates all types of retail and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions.

The Company's business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

BASIS OF PRESENTATION: The financial statements of K-Fed Bancorp have been prepared in conformity with U.S. generally accepted accounting principals (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2005. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

At September 30, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - CHANGE IN REPORTING ENTITY AND EXECUTION OF PLAN OF STOCK ISSUANCE

On July 1, 2003, the Bank consummated its reorganization into a federally chartered mutual holding company form of organization, whereby the Bank became the wholly-owned subsidiary of the newly formed Company with the Company becoming a wholly-owned subsidiary of the newly formed Parent. In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Therefore, K-Fed Bancorp recorded the acquisition of the Bank at historical cost.

On November 22, 2003, and amended on February 9, 2004, the Company's Board of Directors adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering, with the majority of the common stock owned by K-Fed Mutual Holding Company. The plan was accomplished through the sale to eligible depositors on March 30, 2004 of 5,686,750 shares, representing 39.09% of the Company's stock.

The issued shares resulted in gross proceeds of $56.9 million. In connection with the offering, the Company loaned approximately $4.5 million to the Bank's employee stock ownership plan to purchase stock and incurred approximately $1.7 million of expenses associated with the offering resulting in net proceeds of $50.7 million to the Company. The aggregate purchase price was determined by an independent appraisal. Consistent with the Company's stated intent for use of the stock offering proceeds, one-half of the total proceeds less offering expenses ($27.6 million) was invested in the Bank and placed in the Bank's general funds for general corporate purposes. In addition to the 5,686,750 shares issued to eligible depositors, the Company issued 8,860,750 additional shares to K-Fed Mutual Holding Company. As a result of the offering, purchasers in the offering own 39.09% of K-Fed Bancorp's common stock, and K-Fed Mutual Holding Company owns 60.91%.

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the stock offering, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 454,940 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $4.5 million. The $4.5 million loan for the ESOP purchase was borrowed from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's contributions to the ESOP and earnings on ESOP assets. The $4.5 million loan for the ESOP purchase was borrowed from the Company and requires quarterly payments to be made by the Bank of approximately $139,000, which represents principal plus interest at 4.00%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP, to include the effect of unearned restricted stock shares and stock options, if dilutive. At September 30, 2004, the Company had no restricted stock plan or stock option plan, and as a result, basic and diluted earnings per share are the same.

Prior to the conversion to a stock savings association holding company, earnings per share are not applicable since the Bank was a mutual savings association and no stock was outstanding. Earnings per share is not presented for the period from July 1, 2003 (the date of conversion to a stock company) through September 30, 2003 as the earnings per share calculation for that period is not meaningful due to the fact that all the outstanding stock of the Company was held by the Parent and the initial stock offering closed on March 30, 2004. Computations for basic and diluted earnings per share are provided below.

                                                              Three months
                                                                  ended
                                                           September 30, 2004
                                                         ----------------------
        Net income as reported, in thousands             $               1,305
        Weighted average common shares outstanding                  14,105,058
                                                         ----------------------
                 Basic and diluted earnings per share    $                0.09
                                                         ======================

NOTE 5 - BRANCH ACQUISITION

On September 24, 2004, the Bank acquired the Panorama City branch of Pan American Bank. The acquisition was accounted for as a purchase and accordingly was included in the results of operations from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company expects that the estimated fair values assigned to the assets acquired and liabilities assumed may be subject to refinement as information becomes available, although such adjustments are not expected to be significant.

                                                              Dollars in
                                                               thousands
                                                         -------------------
        Assets Acquired:
          Cash                                           $              128
          Loans                                                          23
          Other assets / prepayment credits                              38
          Core deposit intangible                                       676
                                                         -------------------
            Total assets acquired                                       865
        Liabilities Assumed:
          Deposit accounts                                           60,971
          Discount on certificates of deposit                           206
          Accrued interest payable                                        1
                                                         -------------------
            Total liabilities assumed (net of assets                 60,313
              acquired)
            Cash received from Pan American Bank                     56,363
        Goodwill                                         $            3,950

The core deposit intangible will be amortized over approximately 8 years on an accelerated basis. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortizable but will be subject to annual impairment testing.

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

In August 2004, the Company paid-off and replaced a $50 million advance from the Federal Home Loan Bank of San Francisco with a number of 5- $10 million advances in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities. The prepayment penalty assessed by the Federal Home Loan Bank of San Francisco is being amortized over the life of the new advances using the interest method in accordance with EITF 96-19, issued by the Financial Accounting Standards Board in 1996.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND JUNE 30, 2004.

Our total assets increased by $22.2 million, or 3.8%, to $606.6 million at September 30, 2004 from $584.4 million at June 30, 2004. The increase primarily reflects the increase in cash and cash equivalents as a result of the acquisition of the Panorama City branch from Pan American Bank, partially offset by the repayment of short-term Federal Home Loan Bank of San Francisco advances and the net outflow of deposits for the quarter, excluding the effects of the Panorama City branch acquisition.

Cash and cash equivalents increased $20.8 million to $33.0 million at September 30, 2004 from $12.2 million at June 30, 2004. The culmination of the Panorama City branch acquisition netted the Company $56.5 million in cash, of which $20.0 million of the proceeds were immediately used to repay short-term advances from the Federal Home Loan Bank of San Francisco. Due to the timing of the acquisition, the Company was unable to fully deploy the remaining proceeds prior to the close of the quarter-end.

Our net loan portfolio decreased $918,000, or 0.2%, to $495.3 million at September 30, 2004 from $496.2 million at June 30, 2004. Although the portfolio remained relatively unchanged from June 30, 2004 balances, one- to four-family real estate loans experienced a $4.7 million increase to $346.5 million at September 30, 2004 from $341.8 million at June 30, 2004. All other categories of loans saw decreases in their balances, which given the overall change in the portfolio, basically resulted in a shifting of the loan portfolio mix to further increase the concentration of one- to four- family real estate loans, which stands at 69.8% of the total loan portfolio.

Our investment portfolio decreased $4.0 million, or 6.4%, to $58.4 million at September 30, 2004 from $62.4 million at June 30, 2004. The decrease is attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Total deposits increased $40.6 million, or 9.6%, to $463.6 million at September 30, 2004 from $423.0 million at June 30, 2004. This increase is primarily due to the acquisition of $61.2 million in deposits in connection with our Panorama City branch purchase. Excluding the Panorama City deposits, overall deposits decreased $20.4 million, due primarily to the maturation and withdrawal of high-rate certificates of deposit and the withdrawal of money market account funds by customers seeking higher yielding opportunities elsewhere.

Equity increased $1.6 million to $90.7 million at September 30, 2004 from $89.1 million at June 30, 2004 primarily as a result of $1.3 million in income earned for the first fiscal quarter ended September 30, 2004. The allocation of ESOP shares earned during the quarter along with the decrease in the net unrealized holding losses on securities available for sale contributed to the remaining increase.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

GENERAL. Net income for the three months ended September 30, 2004 was $1.3 million, an increase of $729,000, or 126.6%, from the net income of $576,000 for the three months ended September 30, 2003. The increase in net income was primarily due to an increase in interest income of $1.9 million, offset by increases in interest expense of $102,000, noninterest expenses of $490,000, and income taxes of $482,000. Earnings per basic and diluted share were at $.09 for the quarter-ended September 30, 2004. No earnings per share information is available for the three months ended September 30, 2003 as the Company's initial public offering occurred in March 2004.

INTEREST INCOME. Interest income increased by $1.9 million, or 38.8%, to $6.8 million for the three months ended September 30, 2004 from $4.9 million for the three months ended September 30, 2003. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $119.1 million, or 31.1%, from $382.9 million for the three months ended September 30, 2003 to $502.0 million for the three months ended September 30, 2004. The increase was primarily due to the investment of proceeds received from the Company's minority stock offering, which occurred in March 2004, in whole-loan purchases of real estate loans. Interest income was also positively impacted by the 15 basis point increase in the average yield on loans receivable, from 4.81% for the three months ended September 30, 2003 to 4.96% for the three months ended September 30, 2004. A significant contributor to this increase was the decline in significant loan prepayments on purchased loans for the three months ended September 30, 2004, which eased the level of purchase loan premium write-offs previously experienced with the high loan refinancing levels fueled by declining market interest rates in previous quarters.

Interest income on securities increased by $317,000 or 156.2%, to $520,000 for the three months ended September 30, 2004, from $203,000 for the three months ended September 30, 2003. The increase resulted from a $36.1 million, or 149.8% increase in the average balance of securities attributable to the purchase of additional mortgage backed and U.S. Government agency securities with cash received from the Company's minority stock offering, which occurred in March 2004. The increase was supplemented by the increase in the average yield on the securities investment portfolio from 3.36% for the three months ended September 30, 2003 to 3.45% for the three months ended September 30, 2004, an increase of 9 basis points.

INTEREST EXPENSE. Interest expense increased $102,000, or 4.4%, for the three months ended September 30, 2004 to $2.4 million as compared to $2.3 million for the three months ended September 30, 2003. The change is primarily attributable to the significant increase in average deposits, offset by lower interest rates. The average interest rates on interest-bearing liabilities decreased to 2.10% for the three months ended September 30, 2004 from 2.49% for the three months ended September 30, 2003. Average interest-bearing liabilities increased 23.7% to $464.6 million at September 30, 2004 from $375.6 million at September 30, 2003.

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

Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances. The general allowance is determined by applying an estimated loss percentage to various homogenous pools of loans. The loss percentages are based on historical loan loss experiences for consumer loans and peer and industry averages for real estate lending in order to balance the recent and substantial increase in this type of lending with the limited historical loan losses experienced by Kaiser Federal Bank for these latter types of loans. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family, or commercial real estate loan, has been impaired and a loss is probable.

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

Our provision for loan losses increased $90,000 to $120,000 for the three months ended September 30, 2004 compared to $30,000 for the three months ended September 30, 2003. The allowance for loan losses as a percent of total loans was 0.47% at September 30, 2004 as compared to 0.59% at September 30, 2003. The increase in the provision is primarily attributable to the $110,000 of net charge-offs incurred during the three months ended September 30, 2004. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

NONINTEREST INCOME. Our noninterest income decreased $34,000, or 4.2%, to $770,000 for the three months ended September 30, 2004 from $804,000 for the three months ended September 30, 2003. The decrease is primarily the result of a $42,000 increase in the loss on an equity investment in a tax credit fund, partially offset by increases in ATM fees and charges.

NONINTEREST EXPENSE. Our noninterest expenses increased $490,000, or 20.1% for the three months ended September 30, 2004 as compared to September 30, 2003. The increase was primarily due to a $261,000 increase in salaries and benefits, a $164,000 increase in professional services, a $22,000 increase in advertising and promotional expenses, and a $44,000 increase in other operating expenses.

Salaries and benefits represented 53.7% of total noninterest expense for the three months ended September 30, 2004 and September 30, 2003. Total salaries and benefits increased $261,000, or 19.9%, to $1.6 million for the three months ended September 30, 2004 from $1.3 million for the three months ended September 30, 2003. The increase was primarily due to the $157,000 in ESOP compensation expense related to the establishment of the plan in March 2004 and an increase of $59,000 in the bonus compensation expense for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The remaining increase is primarily due to normal salary increases.

Professional services increased $164,000 to $260,000 for the three months ended September 30, 2004 from $96,000 for the three months ended September 30, 2003. The increase was primarily due to increased audit and filing fees as a result of increased SEC and OTS compliance and reporting requirements.

Advertising and promotional expenses increased $22,000 and other operating expenses increased $44,000 primarily as a result of increases in various miscellaneous accounts related to the continued growth of the Bank.

INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2004 was $803,000 compared to $321,000 for the three months ended September 30, 2003. This increase is primarily a result of an increase in pre-tax income of $1.2 million. The effective tax rate was 38.1% and 35.8% for the three months ended September 30, 2004 and 2003, respectively.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2004, the total approved loan commitments unfunded amounted to $20.9 million, which includes the unadvanced portion of loans of $5.8 million and a $13.7 million commitment to purchase a pool of whole residential real estate loans in November 2004.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at September 30, 2004, totaled $124.8 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2004, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $153.0 million.

CAPITAL

The table below sets forth Kaiser Federal Bank's capital position relative to its Office of Thrift Supervision capital requirements at September 30, 2004. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.


                                                                                                         Minimum Required
                                                                                                            to Be Well
                                                                                                            Capitalized
                                                                                                           Under Prompt
                                                                                                            Corrective
                                            Actual                Minimum Capital Requirements           Action Provisions
                                    Amount          Ratio           Amount             Ratio          Amount           Ratio
                                                                     (Dollars in Thousands)
Total capital (to risk-
  weighted assets)                $    60,637       17.08%       $      28,409         8.00%        $    35,511        10.00%

Tier 1 capital (to risk-
  weighted assets)                     58,299        16.42              14,204         4.00              21,306         6.00

Tier 1 (core) capital (to
  adjusted tangible assets)            58,299        10.07              23,147         4.00              28,933         5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. The substantial increase in capital ratios from the quarter ended September 30, 2003 was primarily a result of the capital raised in the initial public offering.

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

The asset/liability management committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Kaiser Federal Bank. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairman or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least quarterly.

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

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin. In the future, we intend to continue our existing strategy of originating and purchasing relatively short-term and/or adjustable rate loans. The Bank does not maintain any securities for trading purposes. The Bank does not currently engage in trading activities or use instruments such as interest rate swaps, hedges, or other similar derivatives to control interest rate risk.

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank's net portfolio value at September 30, 2004 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change. A reduction in interest rates of more than 100 basis points is not presented because it would compute to a rate less than zero for certain products.

                                                                    September 30, 2004
                                    -----------------------------------------------------------------------------------
 Change in interest rates in                 Net portfolio value (NPV)                   NPV as % of PV of assets
  basis points ("bp") (Rate         ---------------------------------------------    ----------------------------------
       shock in rates)                $ amount        $ change         % change         NPV ratio          Change(bp)
-------------------------------     ------------    ------------     ------------    --------------     ---------------
                                       (Dollars in thousands)
           +300 bp                   $   48,555      $  (26,281)         (35)%             8.69 %           (384) bp
           +200 bp                       58,439         (16,397)         (22)             10.21             (232)
           +100 bp                       67,681          (7,156)         (10)             11.56              (97)
              0 bp                       74,836               -            -              12.53                -
           -100 bp                       76,813           1,977            3              12.72               19

The Office of Thrift Supervision uses certain assumptions in assessing the interst rate risk of savings associations. These assumptions relate to interst rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios.

As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets an liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features, that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Act) that occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

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


                                               K-Fed Bancorp




Date: November 9, 2004               /S/ Kay M. Hoveland
      ----------------               -------------------------------------------
                                     Kay M. Hoveland
                                     President and Chief Executive Officer


                                     /s/ Daniel A. Cano
                                     -------------------------------------------
                                     Daniel A. Cano
                                     Chief Financial Officer