Form 10-Q
period 2004-12-31
K FED BANCORP
filed 2005-02-09
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
_______                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

_______        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value - 14,714,800 shares outstanding as of February 7, 2005.

                                    FORM 10-Q

                                  K-FED BANCORP
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
         as of December 31, 2004 and 2003                                 1
        Consolidated Statements of Income and
         Comprehensive Income for the Three and Six
         Months Ended December 31, 2004 and 2003                          2
        Consolidated Statement of Stockholders' Equity
         and Other Comprehensive Income for the Six
         Months Ended December 31, 2004                                   3
        Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 2004
         and 2003                                                         4
        Selected Notes to Consolidated Financial
         Statements                                                       5

Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                      10

Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                               19

Item 4: Controls and Procedures                                          21

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                22
Item 2: Unregistered Sales of Equity Securities
         and Use of Proceeds                                             22
Item 3: Defaults upon Senior Securities                                  22
Item 4: Submission of Matters to a Vote of
         Security Holders                                                22
Item 5: Other Information                                                22
Item 6: Exhibits                                                         23

SIGNATURES                                                               24


                                              K-FED BANCORP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                       (UNAUDITED)
                                                  DOLLARS IN THOUSANDS
-----------------------------------------------------------------------------------------------------------------------


                                                                                     DECEMBER 31            JUNE 30
                                                                                        2004                  2004
                                                                                  -----------------     ---------------
                                                         ASSETS
  Cash and due from banks                                                         $           8,461     $       6,923
  Federal funds sold                                                                         16,375             5,235
                                                                                  -----------------     ---------------
      Total cash and cash equivalents                                                        24,836            12,158
  Interest bearing deposits in other financial
    Institutions                                                                              8,910             2,970

  Securities available-for-sale                                                              20,018            21,003
  Securities held-to-maturity, fair value of $34,990 and
   $40,940 at December 31, 2004 and June 30, 2004,
    respectively                                                                             35,088            41,361
  Federal Home Loan Bank stock, at cost                                                       3,599             3,290

  Loans receivable                                                                          505,593           496,645
  Deferred loan origination fees                                                               (230)             (332)
  Net premium on purchased loans                                                              1,243             2,221
  Allowance for loan losses                                                                  (2,272)           (2,328)
                                                                                  -----------------     ---------------
      Loans receivable, net                                                                 504,334           496,206

  Accrued interest receivable                                                                 2,067             2,043
  Premises and equipment, net                                                                 1,564             1,524
  Core deposit intangible                                                                       640                 -
  Goodwill                                                                                    3,950                 -
  Other assets                                                                                4,160             3,867
                                                                                  -----------------     ---------------
        Total assets                                                                        609,166           584,422
                                                                                  =================     ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Noninterest bearing                                                           $          44,847     $      38,020
    Interest bearing                                                                        420,390           384,933
                                                                                  -----------------     ---------------
      Total deposits                                                                        465,237           422,953

  Federal Home Loan Bank advances, short-term                                                10,000            20,000
  Federal Home Loan Bank advances, long-term                                                 39,623            50,000
  Accrued expenses and other liabilities                                                      2,583             2,353
                                                                                  -----------------     ---------------
      Total liabilities                                                                     517,443           495,306

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
  Nonredeemable serial preferred stock, $.01 par value;
    2,000,000 shares authorized; issued and outstanding - none                                    -                 -
  Common stock, $.01 par value; 18,000,000 authorized;
    14,714,800 shares issued and outstanding at December 31,
    2004 and 14,548,500 shares issued and outstanding at June 30,
    2004                                                                                        147               146

  Additional paid-in capital                                                                 57,518            55,083
  Unearned employee stock ownership plan shares                                              (4,208)           (4,436)
  Unearned employee stock award shares                                                       (2,286)                -
  Retained earnings                                                                          40,670            38,513
  Accumulated other comprehensive loss, net of tax                                             (118)             (190)
                                                                                  -----------------     ---------------
      Total stockholders' equity                                                             91,723            89,116
                                                                                  -----------------     ---------------
        Total liabilities and stockholders' equity                                $         609,166     $     584,422
                                                                                  =================     ===============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS


                                                    K-FED BANCORP AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                      AND COMPREHENSIVE INCOME
                                                             (UNAUDITED)
                                             DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
------------------------------------------------------------------------------------------------------------------------------------


                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     DECEMBER 31                            DECEMBER 31
                                                          ----------------------------------    ------------------------------------
                                                                2004               2003               2004                 2003
                                                          ----------------     -------------    -----------------    ---------------
INTEREST INCOME
  Interest and fees on loans                              $         6,204      $      4,732     $        12,430      $        9,332
  Interest on securities,
    taxable                                                           486               509               1,006                 712
  Federal Home Loan Bank dividends                                     39                 -                  75                  28
  Other interest                                                      188               132                 229                 197
                                                          ----------------     -------------    -----------------    ---------------
      Total interest income                                         6,917             5,373              13,740              10,269
                                                          ----------------     -------------    -----------------    ---------------
INTEREST EXPENSE
  Interest on Federal Home Loan Bank
    advances                                                          462               377                 975                 757
  Interest on deposits                                              2,129             2,014               4,054               3,971
                                                          ----------------     -------------    -----------------    ---------------
      Total interest expense                                        2,591             2,391               5,029               4,728
                                                          ----------------     -------------    -----------------    ---------------
NET INTEREST INCOME                                                 4,326             2,982               8,711               5,541
Provision for loan losses                                              32                62                 152                  92
                                                          ----------------     -------------    -----------------    ---------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   4,294             2,920               8,559               5,449
                                                          ----------------     -------------    -----------------    ---------------
NONINTEREST INCOME
  Service charges and fees                                            478               491                 942                 988
  ATM fees and charges                                                328               283                 650                 571
  Referral commissions                                                 53                58                 107                 110
  Loss on equity investment                                          (279)              (41)               (362)                (82)
  Other noninterest income                                             15                18                  27                  26
                                                          ----------------     -------------    -----------------    ---------------
      Total noninterest income                                        595               809               1,364               1,613
                                                          ----------------     -------------    -----------------    ---------------
NONINTEREST EXPENSE
  Salaries and benefits                                             1,717             1,319               3,288               2,629
  Occupancy and equipment                                             366               323                 682                 647
  ATM expense                                                         257               241                 514                 483
  Advertising and promotional                                         104                66                 212                 153
  Professional services                                               204                71                 464                 168
  Postage                                                              65                71                 126                 137
  Telephone                                                            79                71                 153                 150
  Other operating expense                                             306               232                 585                 463
                                                          ----------------     -------------    -----------------    ---------------
      Total noninterest expense                                     3,098             2,394               6,024               4,830
                                                          ----------------     -------------    -----------------    ---------------
INCOME BEFORE INCOME TAX EXPENSE                                    1,791             1,335               3,899               2,232
Income tax expense                                                    678               520               1,480                 841
                                                          ----------------     -------------    -----------------    ---------------
NET INCOME                                                $         1,113      $        815     $         2,419      $        1,391
                                                          ================     =============    =================    ===============
COMPREHENSIVE INCOME                                      $         1,063      $        815     $         2,491      $        1,391
                                                          ================     =============    =================    ===============
EARNINGS PER COMMON SHARE:
  Basic                                                   $         0.08               n/m*     $           0.17               n/m*
  Diluted                                                 $         0.08               n/m*     $           0.17               n/m*
* NOT MEANINGFUL.  SEE NOTE 5


                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS


                                    K-FED BANCORP AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      AND COMPREHENSIVE INCOME
                                             (UNAUDITED)
                                        DOLLARS IN THOUSANDS
---------------------------------------------------------------------------------------------------



                                                        COMMON STOCK
                                                   -----------------------

                                                                            ADDITIONAL   UNEARNED
                                    COMPREHENSIVE      NUMBER      AMOUNT    PAID-IN       ESOP
                                       INCOME        OF SHARES               CAPITAL      SHARES
                                    ---------------------------------------------------------------
Balance, June 30, 2004                               14,548,500   $    146   $ 55,083    $ (4,436)

Comprehensive income
   Net Income for the six months
    ended December 31, 2004         $      2,419              -          -          -           -
   Other comprehensive income -
    Unrealized gain on
    securities, net of tax                    72              -          -          -           -
                                    -------------
    Total comprehensive income             2,491              -
                                    =============
  Dividends paid ($0.05 per share)*                           -          -          -           -
  Issuance of stock awards                              166,300          1      2,344           -
  Allocation of stock awards                                  -          -          -           -
  Allocation of ESOP common stock                             -          -         91         228
                                    ---------------------------------------------------------------

Balance, December 31, 2004                           14,714,800   $    147   $ 57,518    $ (4,208)


                                                             ACCUMULATED
                                     UNEARNED                  OTHER
                                       STOCK    RETAINED   COMPREHENSIVE
                                      AWARDS    EARNINGS   INCOME (LOSS)     TOTAL
                                    -------------------------------------------------

Balance, June 30, 2004               $     -    $ 38,513    $      (190)    $ 89,116

Comprehensive income
   Net Income for the six months
    ended December 31, 2004                -       2,419              -        2,419
   Other comprehensive income -
    Unrealized gain on
    securities, net of tax                 -           -             72           72

    Total comprehensive income

  Dividends paid ($0.05 per share)*        -        (262)             -         (262)
  Issuance of stock awards            (2,345)          -              -            -
  Allocation of stock awards              59           -              -           59
  Allocation of ESOP common stock                      -              -          319
                                    -------------------------------------------------

Balance, December 31, 2004           $(2,286)   $ 40,670    $      (118)    $ 91,723


* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.
Waived dividends of $443 represent restriction on the retained earnings of the Company.





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS


                                              K-FED BANCORP AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                  DOLLARS IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------

                                                                               SIX MONTHS ENDED DECEMBER 31
                                                                      ------------------------------------------------
                                                                               2004                      2003
                                                                      -----------------------    ---------------------

OPERATING ACTIVITIES
  Net income                                                          $              2,419       $             1,391
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Amortization of net premium on investments                                        83                        83
      Amortization of net premiums on loan purchases                                   746                     1,699
      Accretion of net loan origination fees                                           (29)                      (59)
      Accretion of net premiums on purchased
        certificates of deposit                                                        (45)                        -
      Provision for loan losses                                                        152                        92
      Depreciation and amortization                                                    215                       196
      Allocation of ESOP common stock                                                  319                         -
      Allocation of stock awards                                                        59                         -
      Federal Home Loan Bank stock dividend                                            (75)                      (28)
      Loss on equity investment                                                        362                        82
      Amortization of debt exchange costs                                               96                         -
      Amortization of core deposit intangible                                           36                         -
      Net change in accrued interest receivable                                        (24)                       71
      Net change in other assets                                                      (520)                     (539)
      Net changes in accrued expenses and other
        liabilities                                                                    228                        31
                                                                      -----------------------    ---------------------

        Net cash provided by operating
          activities                                                                 4,022                     3,019
                                                                      -----------------------    ---------------------

INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale
    investments                                                                      1,074                         -
  Purchases of held-to-maturity investments                                         (5,000)                  (47,813)
  Proceeds from maturities of held-to-maturity
    investments                                                                     11,223                     7,019
  Net change in time deposits with other financial
    institutions                                                                    (5,940)                    3,467
  Purchases of loans                                                               (63,528)                  (93,394)
  Net change in loans, excluding loan purchases                                     54,555                   102,664
  Purchase of Federal Home Loan Bank stock                                          (1,195)                     (171)
  Proceeds from FHLB stock repurchase                                                  961                         -
  Purchase of equity investment                                                       (165)                   (2,089)
  Net cash received from branch acquisition                                         56,491                         -
  Purchase of premises and equipment                                                  (237)                     (515)
                                                                      -----------------------    ---------------------

        Net cash provided by (used in) investing
          activities                                                                48,239                   (30,832)
                                                                      -----------------------    ---------------------

FINANCING ACTIVITIES
  Proceeds from FHLB advances                                                      165,916                         -
  Repayment of FHLB advances                                                      (185,916)                        -
  Debt exchange costs                                                                 (473)                        -
  Net change in deposits                                                           (18,848)                  439,065
  Dividends paid on common stock                                                      (262)                        -
  Distribution to capitalize K-Fed Mutual Holding
    Company                                                                              -                       (50)
                                                                      -----------------------    ---------------------

        Net cash (used in) provided by financing activities                        (39,583)                  439,015
                                                                      -----------------------    ---------------------

Net change in cash and cash equivalents                                             12,678                   411,202
Cash and cash equivalents, at beginning of year                                     12,158                    16,190
                                                                      -----------------------    ---------------------
Cash and cash equivalents, at end of period                           $             24,836       $           427,392
                                                                      =======================    =====================


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS

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

The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2005. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements presented in this quarterly report include the accounts of K-Fed Bancorp and its wholly-owned subsidiary, Kaiser Federal Bank. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of financial instruments, and mortgage-loan prepayment assumptions used to determine the effective interest amortization of loan purchase premiums and discounts.

At December 31, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The issued shares resulted in gross proceeds of $56.9 million. In connection with the offering, the Company loaned approximately $4.5 million to the Bank's employee stock ownership plan to purchase stock and incurred approximately $1.7 million of expenses associated with the offering resulting in net proceeds of $50.7 million to the Company. The aggregate purchase price was determined by an independent appraisal. Consistent with the Company's stated intent for use of the stock offering proceeds, one-half of the total proceeds less offering expenses ($27.6 million) was invested in the Bank and placed in the Bank's general funds for general corporate purposes. In addition to the 5,686,750 shares issued to eligible depositors, the Company issued 8,860,750 additional shares to K-Fed Mutual Holding Company. As a result of the offering, purchasers in the offering owned 39.09% of K-Fed Bancorp's common stock, and K-Fed Mutual Holding Company owned 60.91%.

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

NOTE 4 - EMPLOYEE STOCK COMPENSATION

The Company has implemented long-term stock-based benefit plans which enable the Company to grant stock options and restricted stock awards to employees and directors. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Compensation expense related to restricted stock awards is based upon the market value of the Company's stock on the grant date and is recognized ratably over the required service period. However, in accounting for stock options, as allowed under SFAS No. 123, the Company has elected to apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore has only adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." As such, no compensation expense was recorded on the date the options were granted and would only have been recorded if the then current market price of the underlying stock exceeded the exercise price.

STOCK OPTION PLAN ("SOP"). On November 16, 2004, the Company granted 275,600 incentive stock options to certain employees and 98,000 non-qualified stock options to directors, for a total of 373,600 stock options granted. The fair market value of the Company's common stock for purposes of determining the exercise price of the option on the grant date was $14.50, based on the closing price of the Company's stock as of the previous business day per the term of the plan. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operational success of the Company. The maximum number of options that may be issued under the SOP is 568,675. Options were granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

A summary of the status of the Company's stock option plan and changes during the current fiscal year is presented below:

                                                                                                        WEIGHTED-
                                                                                                         AVERAGE
                                                                                                         EXERCISE
                                                                                   SHARES                 PRICE
                                                                              ------------------    -------------------
Outstanding at beginning of year                                                            -        $              -
Granted                                                                               373,600                   14.50
Exercised                                                                                   -                       -
Forfeited                                                                                   -                       -
                                                                              ------------------    -------------------
Outstanding at end of year                                                            373,600        $          14.50
                                                                              ==================    ===================

                                                                                                         FY 2005
                                                                                                    -------------------
Options exercisable at end of year                                                                                  -
Weighted-average fair value of options granted during year                                           $           5.10
Average remaining option term                                                                               9.9 Years

The fair value of options granted under the SOP is estimated on the date of grant using the Black-Scholes option pricing valuation model with the following assumptions:

Date of grant                                                                                               11/16/04
Options granted                                                                                              373,600
Estimated fair value of stock option granted                                                         $          5.10
Assumptions used:
  Risk-free interest rate                                                                                      3.54%
  Expected option life                                                                                       5 Years
  Expected stock price volatility                                                                             39.18%
  Expected dividend yield                                                                                      1.33%

If compensation costs for the SOP had been determined based on the fair value at the option grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                DECEMBER 31, 2004
                                     -----------------------------------------
                                       THREE MONTHS            SIX MONTHS
                                           ENDED                  ENDED
                                     ------------------    -------------------
Net income as reported               $         1,113       $           2,419
Pro forma net income                           1,072                   2,378
Earnings per share as reported
  Basic                                         0.08                    0.17
  Diluted                                       0.08                    0.17
Pro forma earnings per share
  Basic                                         0.08                    0.17
  Diluted                                       0.08                    0.17

At December 31, 2004, the Company had an aggregate of 195,075 options available for future issuance under the SOP.

RECOGNITION AND RETENTION PLAN ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 166,300 shares to its directors and certain employees on November 16, 2004. The fair market price of the restricted stock awards was at the $14.10 per share price on November 16, 2004 and totaled $2.3 million. These restricted stock awards vest over a five year period, and therefore, the unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders' equity and will be amortized ratably over a five year period as compensation expense. Compensation expense related to the RRP awards was $58,621 for the three and six month periods ended December 31, 2004. There were 166,300 restricted shares outstanding at quarter end.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP, and to include the effects of outstanding stock awards and stock options, if dilutive.

Prior to the conversion to a stock savings association holding company, earnings per share are not applicable since the Bank was a mutual savings association and no stock was outstanding. Earnings per share is not presented for the period from July 1, 2003 (the date of conversion to a stock company) through December 31, 2003 as the earnings per share calculation for that period is not meaningful due to the fact that all the outstanding stock of the Company was held by the Parent and the initial stock offering closed on March 30, 2004. Computations for basic and diluted earnings per share are provided below (dollars in thousands, except per share data).


                                                             DECEMBER 31, 2004
                                                  -----------------------------------------
                                                    THREE MONTHS             SIX MONTHS
                                                        ENDED                   ENDED
                                                  ------------------    -------------------
Net income as reported                            $           1,113     $            2,419
Weighted average common shares outstanding               14,116,476             14,110,767
  Basic earnings per share                        $            0.08     $             0.17
EARNINGS PER SHARE ASSUMING DILUTION
  Net income available to common shareholders     $           1,113     $            2,419
Weighted average common shares outstanding
Dilutive effect of stock options                              1,669                      -
Dilutive effect of stock awards                               1,796                      -
Average common shares and dilutive potential
  common shares                                          14,119,941             14,110,767
Diluted earnings per share                        $            0.08     $             0.17

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the six months ended December 31, 2004 because to do so would have been anti-dilutive.

NOTE 6 - BRANCH ACQUISITION

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

                                                    Dollars in thousands
                                                -----------------------------
Assets Acquired:
  Cash                                          $               128
  Loans                                                          23
  Other assets / prepayment credits                              38
  Core deposit intangible                                       676
                                                -----------------------------
    Total assets acquired                                       865
Liabilities Assumed:
  Deposit accounts                                           60,971
  Discount on certificates of deposit                           206
  Accrued interest payable                                        1
                                                -----------------------------
    Total liabilities assumed (net of assets                 60,313
      acquired)
    Cash received from Pan American Bank                     56,363
Goodwill                                        $             3,950

The core deposit intangible will be amortized over approximately 8 years on an accelerated basis. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortizable but will be subject to annual impairment testing.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

In August 2004, the Company paid-off and replaced a $50 million advance from the Federal Home Loan Bank of San Francisco with 5- $10 million advances in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities. The prepayment penalty assessed by the Federal Home Loan Bank of San Francisco is being amortized over the life of the new advances using the interest method in accordance with EITF 96-19, issued by the Financial Accounting Standards Board in 1996.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND JUNE 30, 2004.

Our total assets increased by $24.7 million, or 4.2%, to $609.2 million at December 31, 2004 from $584.4 million at June 30, 2004. The increase primarily reflects the increase in cash and cash equivalents as a result of the acquisition of the Panorama City branch from Pan American Bank in September 2004, partially offset by the repayment of short-term Federal Home Loan Bank of San Francisco advances and the net outflow of deposits for the quarter, excluding the effects of the Panorama City branch acquisition.

Cash and cash equivalents increased $12.6 million to $24.8 million at December 31, 2004 from $12.2 million at June 30, 2004. The majority of the increase is related to federal funds sold, which increased $11.1 million to $16.4 million at December 31, 2004 from $5.2 million at June 30, 2004. The increase will be utilized to assist in funding loan commitments scheduled for settlement in January 2005.

Our net loan portfolio increased $8.1 million, or 1.6%, to $504.3 million at December 31, 2004 from $496.2 million at June 30, 2004. This increase was primarily attributable to increases in one- to four-family and commercial real estate loans. One-to four-family real estate loans increased $6.7 million, or 1.9% to $348.4 million at December 31, 2004 from $341.8 million at June 30, 2004 and commercial real estate loans increased $3.0 million to $29.9 million at December 31, 2004 from $26.9 million at June 30, 2004. Slight decreases were experienced in the consumer loan portfolio during the period; however; the overall loan mix remained relatively constant, with real estate loans comprising 89.4% of the total loan portfolio at December 31, 2004, compared with 88.8% at June 30, 2004.

Our investment portfolio decreased $7.3 million, or 11.7%, to $55.1 million at December 31, 2004 from $62.4 million at June 30, 2004. The decrease is attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations. Liquid funds available for investment purchases during the period were directed to loan originations and purchases in our efforts to increase the overall yield on interest-earning assets.

Total deposits increased $42.2 million, or 10.0%, to $465.2 million at December 31, 2004 from $423.0 million at June 30, 2004. This increase is primarily due to the acquisition of $61.2 million in deposits in connection with our Panorama City branch purchase. Excluding the Panorama City deposits, overall deposits decreased $19.0 million, due primarily to the maturation and withdrawal of high-rate certificates of deposit and the withdrawal of money market account funds by customers seeking higher yielding opportunities elsewhere.

Equity increased $2.6 million to $91.7 million at December 31, 2004 from $89.1 million at June 30, 2004 primarily as a result of $2.4 million in income earned for the six-month period ended December 31, 2004, the allocation of ESOP shares and stock awards earned during the quarter totaling $378,000, and the decrease in the net unrealized holding losses on securities available for sale of $72,000. These items were partially offset by the payment of dividends of $262,000.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                                           For the three months ended December 31
                                       ------------------------------------------------------------------------------
                                                        2004                                    2003
                                       --------------------------------------  --------------------------------------
                                                                    Average                                 Average
                                          Average                    Yield/       Average                    Yield/
                                          Balance     Interest        Cost        Balance     Interest        Cost
                                       --------------------------------------  --------------------------------------
INTEREST-EARNING ASSETS
Loans receivable(1).................    $ 495,572     $  6,204        5.01%     $ 367,304      $ 4,732        5.15%
Securities(2).......................       56,779          486        3.42%        50,858          509        4.00%
Fed Funds ..........................       29,489          141        1.91%       115,711          112        0.39%
Federal Home Loan Bank Stock .......        3,820           39        4.10%         2,800            -        0.00%
Interest-bearing deposits in other
  financial institutions............        5,940           47        3.16%         2,401           14        2.27%
Other interest-earning assets.......            -            -           -          2,142            6        1.03%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-earning assets.......      591,600        6,917        4.68%       541,216        5,373        3.97%
Non-interest earning assets.........       19,398                                  30,296
                                       -----------                             -----------
Total assets........................    $ 610,998                               $ 571,512
                                       ===========                             ===========

INTEREST-BEARING
LIABILITIES

Money market........................    $ 111,114     $    346        1.25%     $ 149,206      $   432        1.16%
Savings deposits....................       96,737          101        0.42%       132,796          121        0.36%
Certificates of deposit.............      215,061        1,682        3.13%       167,942        1,461        3.48%
FHLB advances.......................       49,588          462        3.72%        50,000          377        3.02%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-bearing liabilities..      472,500        2,591        2.19%       499,944        2,391        1.91%
                                                    -----------                             -----------
Non-interest-bearing liabilities....       47,393                                  35,253
                                       -----------                             -----------
Total liabilities...................      519,893                                 535,197
Equity..............................       91,105                                  36,315
                                       -----------                             -----------
Total liabilities and equity........    $ 610,998                               $ 571,512
                                       ===========                             ===========

Net interest/spread.................                  $  4,326        2.49%                    $ 2,982        2.06%
                                                    ===========   ===========               ===========   ===========

Margin(3)...........................                                  2.92%                                   2.20%
                                                                  ===========                             ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....       125.21%                                 108.26%
                                       ===========                             ===========

(CONTINUED)

                                                           For the six months ended December 31
                                       ------------------------------------------------------------------------------
                                                        2004                                    2003
                                       --------------------------------------  --------------------------------------
                                                                    Average                                 Average
                                          Average                    Yield/       Average                    Yield/
                                          Balance     Interest        Cost        Balance     Interest        Cost
                                       --------------------------------------  --------------------------------------

INTEREST-EARNING ASSETS
Loans receivable(1).................    $ 499,282     $ 12,430        4.98%     $ 374,785     $  9,332       4.98%
Securities(2).......................       58,524        1,006        3.44%        37,292          712       3.82%
Fed Funds ..........................       18,694          166        1.77%        73,636          163       0.44%
Federal Home Loan Bank Stock .......        3,906           75        3.83%         2,719           28       2.04%
Interest-bearing deposits in other
  financial institutions............        4,667           63        2.69%         3,253           26       1.62%
Other interest-earning assets.......            -            -           -          1,405            8       1.10%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-earning assets.......      585,073       13,740        4.70%       493,090       10,269       4.17%
Non-interest earning assets.........       16,891                                  21,651
                                       -----------                             -----------
Total assets........................    $ 601,964                               $ 514,741
                                       ===========                             ===========

INTEREST-BEARING
LIABILITIES

Money market........................    $ 107,799     $    648        1.20%     $ 123,905     $    851       1.37%
Savings deposits....................       95,947          203        0.42%       111,452          282       0.51%
Certificates of deposit.............      200,921        3,203        3.19%       159,979        2,838       3.55%
FHLB advances.......................       62,903          975        3.10%        50,000          757       3.03%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-bearing liabilities..      467,570        5,029        2.15%       445,336        4,728       2.12%
                                                    -----------                             -----------
Non-interest-bearing liabilities....       43,908                                  33,410
                                       -----------                             -----------
Total liabilities...................      511,478                                 478,746
Equity..............................       90,486                                  35,995
                                       -----------                             -----------
Total liabilities and equity........    $ 601,964                               $ 514,741
                                       ===========                             ===========

Net interest/spread.................                  $  8,711        2.55%                   $  5,541       2.05%
                                                    ===========   ===========               ===========   ===========

Margin(3)...........................                                  2.98%                                  2.25%
                                                                  ===========                             ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....       125.13%                                 110.72%
                                       ===========                             ===========

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003.

GENERAL. Net income for the three months ended December 31, 2004 was $1.1 million, an increase of $298,000, or 36.6%, from the net income of $815,000 for the three months ended December 31, 2003. The increase in net income was primarily due to an increase in interest income of $1.5 million and a decrease in provision for loan losses of $30,000, partially offset by increases in interest expense of $200,000, noninterest expenses of $704,000, income taxes of $158,000 and a decrease in noninterest income of $214,000. Earnings per basic and diluted share were $0.08 for the three months ended December 31, 2004. No earnings per share information is available for the three months ended December 31, 2003 as the Company's initial public offering occurred in March 2004.

INTEREST INCOME. Interest income increased by $1.5 million, or 28.7%, to $6.9 million for the three months ended December 31, 2004 from $5.4 million for the three months ended December 31, 2003. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $128.3 million, or 34.9%, from $367.3 million for the three months ended December 31, 2003 to $495.6 million for the three months ended December 31, 2004. The increase was primarily due to the investment of proceeds received from the Company's stock offering, which occurred in March 2004, in purchases of one- to four-family and multi-family real estate loans. Interest income was negatively impacted by the 14 basis point decrease in the average yield on loans receivable, from 5.15% for the three months ended December 31, 2003 to 5.01% for the three months ended December 31, 2004. This resulted from the continued increase in real estate loans in the average loans receivable mix, which earn a lower rate of interest than our consumer loan portfolio.

Interest income on securities decreased by $23,000 or 4.5%, to $486,000 for the three months ended December 31, 2004, from $509,000 for the three months ended December 31, 2003. Although the average balance of securities increased $5.9 million, the average yield on the securities investment portfolio decreased from 4.00% to 3.42%, attributable primarily to the fact that the securities recently acquired earn a lower rate of interest than the maturing investments they replaced.

INTEREST EXPENSE. Interest expense increased $200,000, or 8.4%, for the three months ended December 31, 2004 to $2.6 million as compared to $2.4 million for the three months ended December 31, 2003. Although the average balance of interest-bearing liabilities decreased $27.4 million to $472.5 million for the three months ended December 31, 2004 from $499.9 million for the three months ended December 31, 2003, the average cost of our interest-bearing liabilities increased 28 basis points from 1.91% to 2.19%. The decline in average balance and increase in average cost is primarily due to the effects that the announcement of the stock offering had on our deposit balances in December 2003. The significant amount of deposits received in December 2003 from depositors opening new accounts or adding funds to existing accounts in anticipation of the stock offering, temporarily shifted the mix of our interest-bearing liabilities toward non- to short maturity deposit products, which bear a lower rate of interest. Interest expense on interest-bearing deposits increased $115,000, or 5.7% to $2.1 million for the three months ended December 31, 2004 from $2.0 million for the three months ended December 31, 2003.

Interest expense on Federal Home Loan Bank advances increased $85,000, or 22.5% to $462,000 for the three months ended December 31, 2004 from $377,000 for the three months ended December 31, 2003. The increase is primarily due to the amortization of deferred costs incurred in connection with our debt restructuring in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

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

Our provision for loan losses decreased $30,000 to $32,000 for the three months ended December 31, 2004 compared to $62,000 for the three months ended December 31, 2003. The allowance for loan losses as a percent of total loans was 0.45% at December 31, 2004 as compared to 0.56% at December 31, 2003. The decrease in the provision is primarily attributable to the continued low loan losses being experienced by the Bank. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods. However, we have further refined our monitoring of the real estate loan portfolio to identify loans that may be more susceptible to loss in the event of an economic downturn in the U.S. or California economy (e.g., interest-only loans).

NONINTEREST INCOME. Our noninterest income decreased $214,000, or 26.5%, to $595,000 for the three months ended December 31, 2004 from $809,000 for the three months ended December 31, 2003. The decrease is primarily the result of a $238,000 increase in the loss on an equity investment in a tax credit fund, partially offset by increases in ATM fees and charges.

NONINTEREST EXPENSE. Our noninterest expenses increased $704,000, or 29.4% for the three months ended December 31, 2004 as compared to December 31, 2003. The increase was primarily due to a $398,000 increase in salaries and benefits, a $133,000 increase in professional services, a $38,000 increase in advertising and promotional expenses, and a $74,000 increase in other operating expenses.

Salaries and benefits represented 55.4% and 55.1% of total noninterest expense for the three months ended December 31, 2004 and December 31, 2003, respectively. Total salaries and benefits increased $398,000, or 30.2%, to

$1.7 million for the three months ended December 31, 2004 from $1.3 million for the three months ended December 31, 2003. The increase was primarily due to $167,000 in ESOP compensation expense related to the establishment of the plan in March 2004, $59,000 in compensation expense related to the allocation of stock awards as part of the implementation of the Recognition and Retention Plan, $65,000 related to the Panorama City branch that was acquired in September 2004, and $20,000 in increases in overall employee health benefits. The remaining increase is primarily due to normal salary increases and the hiring of additional employees.

Professional services increased $133,000 to $204,000 for the three months ended December 31, 2004 from $71,000 for the three months ended December 31, 2003. The increase was primarily due to increased audit and filing fees as a result of increased SEC and OTS compliance and reporting requirements.

Advertising and promotional expenses increased $38,000 and other operating expenses increased $74,000. The growth in other operating expenses was primarily the result of increases in miscellaneous accounts related to the continued growth of the Bank and the amortization of the core deposit intangible related to the acquisition of the Panorama City branch in September 2004, which amounted to $36,000 for the three months ended December 31, 2004.

INCOME TAX EXPENSE. Income tax expense for the three months ended December 31, 2004 was $678,000 compared to $520,000 for the three months ended December 31, 2003. This increase is primarily a result of an increase in pre-tax income of $456,000. The effective tax rate was 37.9% and 39.0% for the three months ended December 31, 2004 and 2003, respectively. The variance in the effective tax rate for the periods is primarily attributable to the increase in tax credits received from our investment in the tax credit fund.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003.

GENERAL. Net income for the six months ended December 31, 2004 was $2.4 million, an increase of $1 million, or 73.9%, from the net income of $1.4 million for the six months ended December 31, 2003. The increase in net income was primarily due to an increase in interest income of $3.4 million, offset by increases in interest expense of $301,000, noninterest expenses of $1.2 million, and income taxes of $639,000 and a decrease in noninterest income of $249,000. Earnings per basic and diluted share were at $0.17 for the six months ended December 31, 2004. No earnings per share information is available for the six months ended December 31, 2003 as the Company's initial public offering occurred in March 2004.

INTEREST INCOME. Interest income increased by $3.4 million, or 33.8%, to $13.7 million for the six months ended December 31, 2004 from $10.3 million for the six months ended December 31, 2003. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $124.5 million, or 33.2%, from $374.8 million for the six months ended December 31, 2003 to $499.3 million for the six months ended December 31, 2004. The increase was primarily due to the investment of proceeds received from the Company's stock offering, which occurred in March 2004, in purchases of one- to four-family and multi-family real estate loans. The average yield on loans receivable remained consistent at 4.98% for both the six months ended December 31, 2004 and 2003.

Interest income on securities increased by $294,000 or 41.3%, to $1 million for the six months ended December 31, 2004, from $712,000 for the six months ended December 31, 2003. The increase resulted from a $21.2 million, or 56.9% increase in the average balance of securities resulting from the purchase of additional mortgage-backed and U.S. Government agency securities with cash received from the Company's stock offering, which occurred in March 2004. The effects of this increase in interest income on securities was partially offset by the decrease in the average yield on the securities investment portfolio from 3.82% for the six months ended December 31, 2003 to 3.44% for the six months ended December 31, 2004, a decrease of 38 basis points, due mainly to the overall decline in market interest rates at the time the new securities were acquired.

INTEREST EXPENSE. Interest expense increased $301,000, or 6.4%, for the six months ended December 31, 2004 to $5.0 million as compared to $4.7 million for the six months ended December 31, 2003. The change is primarily attributable to the increase in average deposits and a slight increase in the average interest rate on Federal Home Loan Bank advances, offset by decreases in average interest rates on deposits. The average interest rates on interest-bearing liabilities increased to 2.15% for the six months ended December 31, 2004 from 2.12% for the six months ended December 31, 2003. Average interest-bearing liabilities increased $22.3 million, or 5.0% to $467.6 million at December 31, 2004 from $445.3 million at December 31, 2003. The primary factor for the increase in the overall average interest rates on interest-bearing liabilities was due to the amortization of deferred costs incurred in connection with our debt restructuring in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

PROVISION FOR LOAN LOSSES. Our provision for loan losses increased $60,000 to $152,000 for the six months ended December 31, 2004 compared to $92,000 for the six months ended December 31, 2003. The allowance for loan losses as a percent of total loans was 0.45% at December 31, 2004 as compared to 0.56% at December 31, 2003. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods. However, we have further refined our monitoring of the real estate loan portfolio to identify loans that may be more susceptible to loss in the event of an economic downturn in the U.S. or California economy (e.g., interest-only loans).

NONINTEREST INCOME. Our noninterest income decreased $249,000, or 15.4%, to $1.4 million for the six months ended December 31, 2004 from $1.6 million for the six months ended December 31, 2003. The decrease is primarily the result of a $280,000 increase in the loss on an equity investment in a tax credit fund, partially offset by increases in ATM fees and charges.

NONINTEREST EXPENSE. Our noninterest expenses increased $1.2 million, or 24.7% for the six months ended December 31, 2004 as compared to December 31, 2003. The increase was primarily due to a $659,000 increase in salaries and benefits, a $296,000 increase in professional services, a $59,000 increase in advertising and promotional expenses, and a $122,000 increase in other operating expenses.

Salaries and benefits represented 54.6% and 54.4% of total noninterest expense for the six months ended December 31, 2004 and December 31, 2003, respectively. Total salaries and benefits increased $659,000, or 25.1%, to $3.3 million for the six months ended December 31, 2004 from $2.6 million for the six months ended December 31, 2003. The increase was primarily due to the $324,000 in ESOP compensation expense related to the establishment of the plan in March 2004, $59,000 in compensation expense related to the allocation of stock awards as part of the implementation of the Recognition and Retention Plan, $69,000 related to the Panorama City branch that was acquired in September 2004, $59,000 in increased bonus compensation expense, and $24,000 in increases in overall employee health benefits. The remaining increase is primarily due to normal salary increases and the hiring of additional employees.

Professional services increased $296,000 to $464,000 for the six months ended December 31, 2004 from $168,000 for the six months ended December 31, 2003. The increase was primarily due to increased audit and filing fees as a result of increased SEC and OTS compliance and reporting requirements.

Advertising and promotional expenses increased $59,000 and other operating expenses increased $122,000. The increase in other operating expense was primarily a result of increases in miscellaneous accounts related to the continued growth of the Bank and the amortization of the core deposit intangible related to the acquisition of the Panorama City branch in September 2004, which amounted to $36,000 for the six-months ended December 31, 2004.

INCOME TAX EXPENSE. Income tax expense for the six months ended December 31, 2004 was $1.5 million compared to $841,000 for the six months ended December 31, 2003. This increase is primarily a result of an increase in pre-tax income of $1.7 million. The effective tax rate was 38.0% and 37.7% for the six months ended December 31, 2004 and 2003, respectively. The increase in the effective tax rate for the periods is primarily attributable to the increase in pre-tax income, partially offset by the tax credits received from our investment in the tax credit fund.

LIQUIDITY AND COMMITMENTS

Historically, we have maintained liquid assets at levels above the levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in this quarterly report.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2004, the total approved loan commitments unfunded amounted to $23.3 million, which includes the unadvanced portion of loans of $5.8 million, $1.2 million of in-house loan origination commitments, and $16.3 million in commitments to purchase two pools of whole residential real estate loans in January 2005.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at December 31, 2004, totaled $122.9 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2004, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $153.3 million.

CAPITAL

The table below sets forth Kaiser Federal Bank's capital position relative to its Office of Thrift Supervision capital requirements at December 31, 2004. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

                                                                                                               Minimum Required
                                                                                                                  to Be Well
                                                                                                                  Capitalized
                                                                                                                 Under Prompt
                                                                                                                  Corrective
                                                  Actual                Minimum Capital Requirements           Action Provisions
                                        ---------------------------    -------------------------------    --------------------------
                                          Amount          Ratio           Amount             Ratio          Amount           Ratio
                                                                    (dollars in thousands)

Total capital (to risk-
  weighted assets)                         $ 61,925        17.10%         $ 28,975             8.00%        $ 36,219          10.00%

Tier 1 capital (to risk-
  weighted assets)                           59,653        16.47            14,487             4.00           21,731           6.00

Tier 1 (core) capital (to
  adjusted tangible
  assets)                                    59,653        10.26            23,255             4.00           29,068           5.00

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank's net portfolio value at December 31, 2004 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change. A reduction in interest rates of more than 100 basis points is not presented because it would compute to a rate less than zero for certain products.


                                                                    December 31, 2004
                                    -----------------------------------------------------------------------------------
 Change in interest                          Net portfolio value (NPV)                    NPV as % of PV of assets
   rates in basis                   ---------------------------------------------    ----------------------------------
points ("bp") (Rate
   shock in rates)                    $ amount        $ change         % change         NPV ratio          Change(bp)
-------------------------------     ------------    ------------     ------------    --------------     ---------------
                                       (dollars in thousands)
           +300 bp                  $    49,213     $   (26,656)         (35)%             8.77  %           (391) bp
           +200 bp                       59,227         (16,642)         (22)             10.31              (237)
           +100 bp                       68,681          (7,188)          (9)             11.70               (98)
              0 bp                       75,869               -            -              12.68                 -
           -100 bp                       78,452           2,583            3              12.97                29

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value for the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $370,000 during the fiscal years ending June 30, 2006, 2007, 2008, and 2009 and $139,000 for the fiscal year ending June 30, 2010. There will be no significant effect on financial position as total equity will not change.

SFAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and rehandling costs, rather than capitalizing as part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005.

SFAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2. SOP 04-2 illustrates how to apply SFAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

SFAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders for K-Fed Bancorp was held on October 26, 2004. At that meeting, the shareholders elected the following persons to three-year terms to the Board of Directors:
        James L. Breeden by a vote of 13,823,460 for and 54,399 withheld, and Frank G. Nicewicz by a vote of 13,822,660 for and 55,199 withheld. Robert Steinbach, Gerald Murbach, Rita Zwern, Marilyn Owsley, and Kay M. Hoveland also continue to serve as directors after the meeting.

        Also approved was the adoption of the K-Fed Bancorp 2004 Stock Option Plan, by a vote of 2,979,469 for, 419,083 against, 8,896,382 abstained and 1,582,925 broker non-votes and the K-Fed Bancorp 2004 Recognition and Retention Plan by a vote of 2,968,391 for, 425,539 against, 8,895,107 abstained and 1,588,822 broker non-votes. Included in the abstained votes are the 8,861,750 shares held by the MHC that were excluded from voting on these proposals.

        The appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending June 30, 2005 was ratified by a vote of 13,804,411 for, 44,158 against, and 29,290 abstained.

ITEM 5. OTHER INFORMATION

        On October 26, 2004, K-Fed Bancorp stockholders adopted the K-Fed Bancorp 2004 Stock Option Plan. Stock options in the amount of up to 568,675 shares of common stock may be granted to employees and directors of K-Fed Bancorp and employees and directors of its wholly owned subsidiary, Kaiser Federal Bank.

        Also on October 26, 2004, K-Fed Bancorp stockholders adopted the K-Fed Bancorp 2004 Recognition and Retention Plan. This plan provides for the award of up to 227,470 shares of common stock to key employees and directors of K-Fed Bancorp and employees and directors of its wholly owned subsidiary, Kaiser Federal Bank.

ITEM 6. EXHIBITS

        10.1    K-Fed Bancorp 2004 Stock Option Plan*
        10.2    K-Fed Bancorp 2004 Recognition and Retention Plan*
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

------------------

        * Incorporated by reference to the Company's Proxy Statement relating to the Company's October 26, 2004 annual meeting of stockholders, originally filed by the Company with the Commission on September 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  K-Fed Bancorp




Date: February 7, 2005                     /s/ Kay M. Hoveland
      ----------------                     -------------------------------------
                                           Kay M. Hoveland
                                           President and Chief Executive Officer


                                           /s/ Daniel A. Cano
                                           -------------------------------------
                                           Daniel A. Cano
                                           Chief Financial Officer