Form 10-Q
period 2005-03-31
K-FED BANCORP
filed 2005-05-13
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   -----     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value - 14,711,800 shares outstanding as of May 11, 2005.

                                    FORM 10-Q

                                  K-FED BANCORP
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1: Financial Statements

        Consolidated Statements of Financial Condition as of
           March 31, 2005 (unaudited)and June 30, 2004
          (audited)                                                         1
        Consolidated Statements of Income and
           Comprehensive Income for the Three and Nine Months
           Ended March 31, 2005 and 2004 (unaudited)                        2
        Consolidated Statement of Stockholders' Equity And
           Other Comprehensive Income for the Nine Months
           Ended March 31, 2005 (unaudited)                                 3
        Consolidated Statements of Cash Flows for the Nine
           Months Ended March 31, 2005 and 2004 (unaudited)                 4
        Selected Notes to Consolidated Financial Statements                 5

Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

Item 3: Quantitative and Qualitative Disclosures About Market Risk         19

Item 4: Controls and Procedures                                            21

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                                  22
Item 2: Unregistered Sales of Equity Securities and
           Use of Proceeds                                                 22
Item 3: Defaults upon Senior Securities                                    22
Item 4: Submission of Matters to a Vote of Security Holders                22
Item 5: Other Information                                                  22
Item 6: Exhibits                                                           23

SIGNATURES                                                                 24

                                          K-FED BANCORP AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              DOLLARS IN THOUSANDS
--------------------------------------------------------------------------------------------------------------

                                                                              (UNAUDITED)
                                                                                MARCH 31          JUNE 30
                                                                                 2005               2004
                                                                            -----------------  ---------------
                                     ASSETS
  Cash and due from banks                                                   $          6,054   $        6,923
  Federal funds sold                                                                  14,005            5,235
                                                                            -----------------  ---------------
      Total cash and cash equivalents                                                 20,059           12,158
   Interest bearing deposits in other financial
    institutions                                                                       9,010            2,970
  Securities available-for-sale                                                       19,299           21,003
  Securities held-to-maturity, fair value of $32,593 and
   $40,940 at March 31, 2005 and June 30, 2004,
    respectively                                                                      33,004           41,361
  Federal Home Loan Bank stock, at cost                                                3,638            3,290
  Loans receivable                                                                   519,964          496,645
  Deferred loan origination fees                                                        (155)            (332)
  Net premium on purchased loans                                                       1,246            2,221
  Allowance for loan losses                                                           (2,269)          (2,328)
                                                                            -----------------  ---------------
      Loans receivable, net                                                          518,786          496,206

  Accrued interest receivable                                                          2,349            2,043
  Premises and equipment, net                                                          1,510            1,524
  Core deposit intangible                                                                604                -
  Goodwill                                                                             3,950                -
  Other assets                                                                         3,672            3,867
                                                                            -----------------  ---------------
        Total assets                                                        $        615,881   $      584,422
                                                                            =================  ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Noninterest bearing                                                     $         42,916   $       38,020
    Interest bearing                                                                 428,531          384,933
                                                                            -----------------  ---------------
      Total deposits                                                                 471,447          422,953

  Federal Home Loan Bank advances, short-term                                         10,000           20,000
  Federal Home Loan Bank advances, long-term                                          39,702           50,000
  Accrued expenses and other liabilities                                               2,029            2,353
                                                                            -----------------  ---------------
      Total liabilities                                                              523,178          495,306

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
  Nonredeemable serial preferred stock, $.01 par value;
    2,000,000 shares authorized; issued and outstanding - none                             -                -
  Common stock, $.01 par value; 18,000,000 authorized;
    March 31, 2005 - 14,711,800 shares issued,
    June 30, 2004 14,548,500 shares issued.                                              147              146

  Additional paid-in capital                                                          57,521           55,083
  Retained earnings                                                                   41,635           38,513
  Accumulated other comprehensive loss, net of tax                                      (233)            (190)
  Unearned employee stock ownership plan shares                                       (4,094)          (4,436)
  Unearned employee stock award shares                                                (2,130)               -
  Treasury stock, at cost (March 31, 2005 - 10,000 shares;
    June 30, 2004 - no shares)                                                          (143)               -
                                                                            -----------------  ---------------

      Total stockholders' equity                                                      92,703           89,116
                                                                            -----------------  ---------------
        Total liabilities and stockholders' equity                          $        615,881   $      584,422
                                                                            =================  ===============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS

                                                        1

                                          K-FED BANCORP AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                            AND COMPREHENSIVE INCOME
                                                   (UNAUDITED)
                                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
---------------------------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          MARCH 31                          MARCH 31
                                                -----------------------------    ------------------------------
                                                    2005            2004             2005             2004
                                                -------------   -------------    --------------   -------------
INTEREST INCOME
  Interest and fees on loans                    $      6,431    $      4,971     $     18,861     $     14,303
  Interest on securities,
    taxable                                              476             492            1,481            1,204
  Federal Home Loan Bank dividends                        38              55              113               83
  Other interest                                         171             375              400              572
                                                -------------   -------------    --------------   -------------
      Total interest income                            7,116           5,893           20,855           16,162
                                                -------------   -------------    --------------   -------------
INTEREST EXPENSE
  Interest on Federal Home Loan Bank
    advances                                             464             373            1,438            1,130
  Interest on deposits                                 2,246           2,181            6,301            6,152
                                                -------------   -------------    --------------   -------------
      Total interest expense                           2,710           2,554            7,739            7,282
                                                -------------   -------------    --------------   -------------
NET INTEREST INCOME                                    4,406           3,339           13,116            8,880
Provision for loan losses                                123             162              275              253
                                                -------------   -------------    --------------   -------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                      4,283           3,177           12,841            8,627
                                                -------------   -------------    --------------   -------------
NONINTEREST INCOME
  Service charges and fees                               444             460            1,385            1,448
  ATM fees and charges                                   338             304              988              875
  Referral commissions                                    49              53              157              163
  Loss on equity investment                              (71)            (24)            (434)            (106)
  Other noninterest income                                22              18               50               44
                                                -------------   -------------    --------------   -------------
      Total noninterest income                           782             811            2,146            2,424
                                                -------------   -------------    --------------   -------------
NONINTEREST EXPENSE
  Salaries and benefits                                1,748           1,354            5,036            3,983
  Occupancy and equipment                                390             320            1,072              967
  ATM expense                                            260             235              774              718
  Advertising and promotional                             83             114              295              267
  Professional services                                  147              98              611              265
  Postage                                                 72              65              198              201
  Telephone                                               74              74              227              224
  Other operating expense                                318             230              902              696
                                                -------------   -------------    --------------   -------------
      Total noninterest expense                        3,092           2,490            9,115            7,321
                                                -------------   -------------    --------------   -------------
INCOME BEFORE INCOME TAX EXPENSE                       1,973           1,498            5,872            3,730
Income tax expense                                       746             589            2,226            1,430
                                                -------------   -------------    --------------   -------------
NET INCOME                                      $      1,227    $        909     $      3,646     $      2,300
                                                =============   =============    ==============   =============
COMPREHENSIVE INCOME                            $      1,112    $        909     $      3,603     $      2,300
                                                =============   =============    ==============   =============
EARNINGS PER COMMON SHARE:
  Basic                                         $       0.09            n/m*     $       0.26             n/m*
  Diluted                                       $       0.09            n/m*     $       0.26             n/m*
* NOT MEANINGFUL.  SEE NOTE 5


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS

                                                       2

                                                   K-FED BANCORP AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)
                                                       DOLLARS IN THOUSANDS
---------------------------------------------------------------------------------------------------------------------------------

                                                        COMMON STOCK
                                                   -----------------------
                                                                                                       ACCUMULATED
                                                                            ADDITIONAL                    OTHER        UNEARNED
                                    COMPREHENSIVE                            PAID-IN     RETAINED     COMPREHENSIVE      ESOP
                                       INCOME          SHARES      AMOUNT    CAPITAL     EARNINGS       LOSS, NET       SHARES
                                    ---------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004                               14,548,500   $    146   $ 55,083    $ 38,513      $      (190)    $  (4,436)

Comprehensive income
   Net Income for the six months
    ended March 31, 2005            $      3,646              -          -          -       3,646                -             -
   Other comprehensive income -
    unrealized loss on
    securities, net of tax                   (43)             -          -          -           -              (43)            -
                                    -------------
    TOTAL COMPREHENSIVE INCOME             3,603
                                    =============
  Dividends paid ($0.10 per share)*                           -          -          -        (524)               -             -
  Issuance of stock awards                              166,300          1      2,344           -                -             -
  Purchase of treasury stock                                  -          -          -           -                -             -
  Allocation of stock awards                                  -          -          -           -                -             -
  Forfeiture of stock awards                             (3,000)         -        (42)          -                -             -
  Allocation of ESOP common stock                             -          -        136           -                -           342
                                    ---------------------------------------------------------------------------------------------

Balance, March 31, 2005                              14,711,800   $    147   $ 57,521    $ 41,635      $      (233)    $  (4,094)
                                    =============================================================================================

(CONTINUED)

                                                     TREASURY STOCK
                                     UNEARNED    ----------------------
                                       STOCK
                                      AWARDS     SHARES        AMOUNT        TOTAL
                                    -------------------------------------------------

BALANCE, JUNE 30, 2004               $      -          -    $         -     $ 89,116

Comprehensive income
   Net Income for the six months
    ended March 31, 2005                    -          -              -        3,646
   Other comprehensive income -
    unrealized loss on
    securities, net of tax                  -           -             -          (43)

    TOTAL COMPREHENSIVE INCOME

  Dividends paid ($0.10 per share)*         -           -             -         (524)
  Issuance of stock awards             (2,345)          -             -            -
  Purchase of treasury stock                -     (10,000)         (143)        (143)
  Allocation of stock awards              173           -             -          173
  Forfeiture of stock awards               42           -             -            -
  Allocation of ESOP common stock           -           -             -          478
                                    -------------------------------------------------

Balance, March 31, 2005              $ (2,130)    (10,000)  $      (143)    $ 92,703
                                    =================================================

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS

                                                                3

                                       K-FED BANCORP AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                           DOLLARS IN THOUSANDS
---------------------------------------------------------------------------------------------------------

                                                                         NINE MONTHS ENDED MARCH 31
                                                                      -----------------------------------
                                                                           2005                2004
                                                                      ----------------    ---------------
OPERATING ACTIVITIES
  Net income                                                          $       3,646       $       2,300
  Adjustments to reconcile net income to net cash
    from operating activities:
      Amortization of net premium on investments                                126                 131
      Amortization of net premiums on loan purchases                          1,063               2,238
      Accretion of net loan origination fees                                    (51)                (77)
      Accretion of net premiums on purchased
        certificates of deposit                                                 (79)                  -
      Provision for loan losses                                                 275                 253
      Federal Home Loan Bank stock dividend                                    (113)                (83)
      Depreciation and amortization                                             327                 293
      Amortization of core deposit intangible                                    72                   -
      Loss on equity investment                                                 434                 106
      Amortization of debt exchange costs                                       175                   -
      Allocation of ESOP common stock                                           478                   -
      Allocation of stock awards                                                173                   -
      Net change in accrued interest receivable                                (306)               (191)
      Net change in other assets                                                (24)               (253)
      Net changes in accrued expenses and other
        liabilities                                                            (326)                294
                                                                      ----------------    ---------------

        Net cash from operating activities                                    5,870               5,011
                                                                      ----------------    ---------------

INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale
    investments                                                               1,581                   -
  Purchases of held-to-maturity investments                                  (5,000)            (47,813)
  Proceeds from maturities of held-to-maturity
    investments                                                              13,281              12,647
  Net change in time deposits with other financial
    institutions                                                             (6,040)              3,467
  Purchases of loans                                                       (102,607)           (165,913)
  Net change in loans, excluding loan purchases                              78,764             126,960
  Purchase of Federal Home Loan Bank stock                                   (1,196)               (171)
  Redemption of FHLB stock                                                      961                   -
  Purchase of equity investment                                                (165)             (2,605)
  Net cash received from branch acquisition                                  56,491                   -
  Purchase of premises and equipment                                           (295)               (523)
                                                                      ----------------    ---------------

        Net cash from investing activities                                   35,775             (73,951)
                                                                      ----------------    ---------------

FINANCING ACTIVITIES
  Proceeds from FHLB advances                                               165,916                   -
  Repayment of FHLB advances                                               (185,916)                  -
  Debt exchange costs                                                          (473)                  -
  Net change in deposits                                                    (12,604)            184,029
  Net proceeds from stock issuance                                                -              50,643
  Dividends paid on common stock                                               (524)                  -
  Purchase of treasury stock                                                   (143)                  -
  Distribution to capitalize K-Fed Mutual Holding
    Company                                                                       -                 (50)
                                                                      ----------------    ---------------

        Net cash from financing activities                                  (33,744)            234,622
                                                                      ----------------    ---------------

Net change in cash and cash equivalents                                       7,901             165,682
Cash and cash equivalents, at beginning of year                              12,158              16,190
                                                                      ----------------    ---------------
Cash and cash equivalents, at end of period                           $      20,059       $     181,872
                                                                      ================    ===============


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS

                                                    4

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

The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2005. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

At March 31, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

On November 22, 2003, and amended on February 9, 2004, the Company's Board of Directors adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering, with the majority of the common stock owned by K-Fed Mutual Holding Company. The plan was accomplished through the sale to eligible depositors on March 30, 2004 of 5,686,750 shares, representing 39.09% of the Company's outstanding stock.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's contributions to the ESOP and earnings on ESOP assets. The loan for the ESOP purchase requires quarterly payments to be made by the Bank of approximately $139,000, which represents principal plus interest at 4.00%.

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

A summary of the status of the Company's stock option plan and changes during the current fiscal year is presented below:

                                                                                         WEIGHTED-
                                                                                          AVERAGE
                                                                                          EXERCISE
                                                                       SHARES               PRICE
                                                                  ----------------    ----------------
Outstanding at beginning of period                                            -        $             -
Granted                                                                 373,600                  14.50
Exercised                                                                     -                      -
Forfeited                                                                     -                      -
                                                                  ----------------    ----------------
Outstanding at end of period                                            373,600        $         14.50
                                                                  ================    ================

                                                                                           FY 2005
                                                                                      ----------------
Options exercisable at end of period                                                                 -
Weighted-average fair value of options granted                                         $          5.10
Average remaining option term                                                                9.6 Years

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

If compensation costs for the SOP had been determined based on the fair value at the option grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                         MARCH 31, 2005
                                                  ----------------------------
                                                   THREE MONTHS   NINE MONTHS
                                                      ENDED           ENDED
                                                  -------------  -------------
Net income as reported                             $     1,227    $     3,646
Pro forma net income                                     1,145          3,523
Earnings per share as reported
  Basic                                                   0.09           0.26
  Diluted                                                 0.09           0.26
Pro forma earnings per share
  Basic                                                   0.08           0.25
  Diluted                                                 0.08           0.25

At March 31, 2005, the Company had an aggregate of 195,075 options available for future issuance under the SOP.

RECOGNITION AND RETENTION PLAN ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 166,300 shares to its directors and certain employees on November 16, 2004. The fair market price of the restricted stock awards was at the $14.10 per share price on November 16, 2004 and totaled $2.3 million. Of these awards, 3,000 shares were forfeited during the nine months ended March 31, 2005. These restricted stock awards vest over a five year period, and therefore, the unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders' equity and will be amortized ratably over a five year period as compensation expense. Compensation expense related to the RRP awards was $114,069 for the three months ended March 31, 2005 and $172,690 for the nine months ended March 31, 2005. There were 163,300 restricted shares outstanding at quarter end. At March 31, 2005, the Company had an aggregate of 64,170 restricted shares available for future issuance under the RRP.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the unallocated portion of shares held by the ESOP, and the effects of outstanding stock awards and stock options, if dilutive. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

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

                                                         MARCH 31, 2005
                                                  ----------------------------
                                                   THREE MONTHS   NINE MONTHS
                                                      ENDED           ENDED
                                                  -------------  -------------
Net income as reported                             $     1,227    $     3,646
Weighted average common shares outstanding          14,124,165     14,115,168
  Basic earnings per share                         $      0.09    $      0.26

EARNINGS PER SHARE ASSUMING DILUTION

Net income available to common shareholders        $     1,227    $     3,646

Weighted average common shares outstanding
  Dilutive effect of stock options                           -              -
  Dilutive effect of stock awards                          866              -

Average common shares and dilutive potential
  common shares                                     14,125,031     14,115,168

Diluted earnings per share                         $      0.09    $      0.26

The effect of stock options was not included in the calculation of diluted earnings per share for the three months ended March 31, 2005 and the effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the nine months ended March 31, 2005 because to do so would have been anti-dilutive.

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

                                                         Dollars in thousands
                                                       -------------------------
    Assets Acquired:
      Cash                                                  $           128
      Loans                                                              23
      Other assets / prepayment credits                                  38
      Core deposit intangible                                           676
                                                       -------------------------
        Total assets acquired                                           865
    Liabilities Assumed:
      Deposit accounts                                               60,971
      Discount on certificates of deposit                               206
      Accrued interest payable                                            1
                                                       -------------------------
        Total liabilities assumed (net of assets
          acquired)                                                  60,313
        Cash received from Pan American Bank                         56,363
    Goodwill                                                $         3,950

The core deposit intangible will be amortized over approximately 8 years on an accelerated basis. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortizable but will be subject to annual impairment testing.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

In August 2004, the Company paid-off and replaced a $50 million advance from the Federal Home Loan Bank of San Francisco with 5- $10 million advances in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities. The prepayment penalty of $473,000 assessed by the Federal Home Loan Bank of San Francisco is being amortized over the life of the new advances using the interest method in accordance with EITF 96-19, issued by the Financial Accounting Standards Board in 1996.

NOTE 8 - TREASURY STOCK PURCHASE

In January 2005, the board of directors authorized the purchase of up to 4% of the Company's common stock for the purpose of funding the Company's 2004 Recognition and Retention Plan approved by the stockholders at the 2004 annual meeting of stockholders. For the three and nine months ended March 31, 2005, the Company repurchased 10,000 shares at an aggregate cost of $142,500.

Subsequent to March 31, 2005, the Company has repurchased an additional 217,470 shares at an aggregate cost of $2,702,975, which completed this authorized purchase plan.

NOTE 9 - CASH DIVIDEND

On February 26, 2005, the board of directors approved a quarterly cash dividend of $0.05 per share payable on March 21, 2005, to holders of common stock as of the close of business on March 10, 2005. Cash dividends paid for the three and nine months ended March 31, 2005 totaled $261,659 and $523,818, respectively, and have been charged to retained earnings. K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND JUNE 30, 2004.

GENERAL: Our total assets increased by $31.5 million, or 5.4%, to $615.9 million at March 31, 2005 from $584.4 million at June 30, 2004. The increase primarily reflects growth in our net loan portfolio of $22.6 million to $518.8 million from $496.2 million and an increase of $7.9 million in cash and cash equivalents. To fund the increase in assets, deposits increased $48.4 million to $471.4 million from $423.0 million, and equity increased $3.6 million to $92.7 million from $89.1 million, partially offset by a $20.3 million decrease in advances from the Federal Home Loan Bank of San Francisco.

ASSETS: Our net loan portfolio increased $22.6 million, or 4.6% to $518.8 million at March 31, 2005 from $496.2 million at June 30, 2004. This increase was primarily attributable to increases in one- to four-family and multi family real estate loans. One- to four-family real estate loans increased $17.7 million, or 5.2% to $359.5 million at March 31, 2005 from $341.8 million at June 30, 2004 and multi-family real estate loans increased $7.3 million, or 10.1% to $79.8 million at March 31, 2005 from $72.5 million at June 30, 2004. Increases in the real estate loan portfolio were slightly offset by a $5.0 million decrease in the consumer loan portfolio; however, the overall loan mix remained relatively constant, with real estate loans comprising 90.3% of the total loan portfolio at March 31, 2005, compared with 88.8% at June 30, 2004.

Cash and cash equivalents increased $7.9 million to $20.1 million at March 31, 2005 from $12.2 million at June 30, 2004. The majority of the increase is related to federal funds sold, which increased $8.8 million to $14.0 million at March 31, 2005 from $5.2 million at June 30, 2004. The increase will be utilized to assist in funding loan pool purchase commitments scheduled for settlement in April and May 2005.

Our investment portfolio decreased $10.1 million, or 16.2%, to $52.3 million at March 31, 2005 from $62.4 million at June 30, 2004. The decrease is attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations. Liquid funds available for investment purchases during the period were directed to loan originations and purchases in our efforts to increase the overall yield on interest-earning assets.

DEPOSITS: Our deposits increased $48.4 million, or 11.4%, to $471.4 million at March 31, 2005 from $423.0 million at June 30, 2004. This increase is primarily due to the acquisition of $61.2 million in deposits in connection with our Panorama City branch purchase. Excluding the Panorama City acquisition, overall deposits decreased $12.8 million, due primarily to the maturation and withdrawal of high-rate certificates of deposit and the withdrawal of money market account funds by customers seeking higher yielding opportunities elsewhere.

BORROWINGS: Advances from the Federal Home Loan Bank of San Francisco decreased $20.3 million to $49.7 million at March 31, 2005 from $70.0 million at June 30, 2004. This decrease is primarily due to the repayment of $20.0 million in short-term advances upon the acquisition of the Panorama City Branch and the deferral of costs resulting from the restructuring of our debt.

EQUITY: Equity increased $3.6 million to $92.7 million at March 31, 2005 from $89.1 million at June 30, 2004 primarily as a result of $3.6 million in income earned for the nine months ended March 31, 2005. The increase in equity due to the allocation of ESOP shares and stock awards earned during the quarter totaling $651,000 was offset by the repurchase of 10,000 of our outstanding common shares at an average price of $14.25 and a total cost of $142,500 and the payment of $524,000 in cash dividends to shareholders of record, excluding shares held by the Parent, or $0.10 per share for the nine months ended March 31, 2005.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                               For the three months ended March 31
                                       ------------------------------------------------------------------------------
                                                       2005 (4)                                 2004 (4)
                                       --------------------------------------  --------------------------------------
                                                                    Average                                 Average
                                          Average                    Yield/       Average                    Yield/
                                          Balance     Interest        Cost        Balance     Interest        Cost
                                       --------------------------------------  --------------------------------------
INTEREST-EARNING ASSETS
Loans receivable, net(1)............    $ 511,437     $  6,431        5.03%     $ 397,405      $ 4,971        5.00%
Securities(2).......................       53,636          476        3.55%        52,204          492        3.77%
Fed Funds ..........................       14,121          107        3.02%       176,181          347        0.79%
Federal Home Loan Bank stock .......        3,609           38        4.18%         2,814           55        7.83%
Interest-bearing deposits in other
   financial institution............        8,985           63        2.82%         2,970           16        2.13%
Other interest-earning assets.......          202            1        1.32%         3,021           12        1.59%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-earning assets.......      591,990        7,116        4.81%       634,595        5,893        3.71%
Noninterest earning assets..........       18,819                                  29,687
                                       -----------                             -----------
Total assets........................    $ 610,809                               $ 664,282
                                       ===========                             ===========

INTEREST-BEARING
LIABILITIES

Money market........................    $ 107,539     $    337        1.25%     $ 175,688      $   524        1.19%
Savings deposits....................       94,595           97        0.41%       147,205          140        0.38%
Certificates of deposit.............      221,970        1,812        3.27%       182,892        1,517        3.32%
FHLB advances.......................       49,662          464        3.73%        50,000          373        2.98%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-bearing liabilities..      473,766        2,710        2.29%       555,785        2,554        1.84%
                                                    -----------                             -----------
Noninterest-bearing liabilities.....       44,869                                  58,668
                                       -----------                             -----------
Total liabilities...................      518,635                                 614,453
Equity..............................       92,174                                  49,829
                                       -----------                             -----------
Total liabilities and equity........    $ 610,809                               $ 664,282
                                       ===========                             ===========

Net interest/spread.................                  $ 4,406         2.52%                    $ 3,339        1.87%
                                                    ===========   ===========               ===========   ===========

Margin(3)...........................                                  2.98%                                   2.10%
                                                                  ===========                             ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....       124.95%                                 114.18%
                                       ===========                             ===========

(continued)

                                                            For the nine months ended March 31
                                       ------------------------------------------------------------------------------
                                                       2005 (4)                               2004 (4)
                                       --------------------------------------  --------------------------------------
                                                                    Average                                 Average
                                          Average                    Yield/       Average                    Yield/
                                          Balance     Interest        Cost        Balance     Interest        Cost
                                       --------------------------------------  --------------------------------------

INTEREST-EARNING ASSETS
Loans receivable, net(1)............    $ 503,639     $ 18,861        4.99%     $ 383,448     $ 14,303       4.97%
Securities(2).......................       56,911        1,481        3.47%        41,490        1,204       3.87%
Fed Funds ..........................       17,097          272        2.12%        87,663          510       0.78%
Federal Home Loan Bank stock .......        3,818          113        3.96%         2,749           83       4.02%
Interest-bearing deposits in other
   financial institution............        5,970          126        2.82%         3,168           42       1.77%
Other interest-earning assets.......           81            2        3.00%         1,895           20       1.39%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-earning assets.......      587,516       20,855        4.73%       520,413       16,162       4.14%
Noninterest earning assets..........       17,266                                  18,199
                                       -----------                             -----------
Total assets........................    $ 604,782                               $ 538,612
                                       ===========                             ===========

INTEREST-BEARING
LIABILITIES

Money market........................    $ 107,370     $    985        1.22%     $ 127,637     $  1,376       1.44%
Savings deposits....................       95,598          300        0.42%       109,261          421       0.51%
Certificates of deposit.............      207,902        5,016        3.22%       167,130        4,355       3.47%
FHLB advances.......................       58,935        1,438        3.25%        50,000        1,130       3.01%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-bearing liabilities..      469,805        7,739        2.20%       454,028        7,282       2.14%

Noninterest-bearing liabilities.....       43,940                                  43,129

Total liabilities...................      513,745                                 497,157
Equity..............................       91,037                                  41,455
                                       -----------                             -----------
Total liabilities and equity........    $ 604,782                               $ 538,612
                                       ===========                             ===========

Net interest/spread.................                  $ 13,116         2.53%                  $  8,880       2.00%
                                                    ===========   ===========               ===========   ===========

Margin(3)...........................                                   2.98%                                 2.28%
                                                                  ===========                             ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....       125.06%                                 114.62%
                                       ===========                             ===========

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

GENERAL. Net income for the three months ended March 31, 2005 was $1.2 million, an increase of $318,000, or 35.0%, from the net income of $909,000 for the three months ended March 31, 2004. The increase in net income was primarily due to an increase in interest income of $1.2 million and a decrease in provision for loan losses of $39,000, partially offset by increases in interest expense of $156,000, noninterest expenses of $602,000, income taxes of $157,000 and a decrease in noninterest income of $29,000. Earnings per basic and diluted share were $0.09 for the three months ended March 31, 2005. No earnings per share information is available for the three months ended March 31, 2004 as the Company's initial public offering occurred on March 30, 2004.

INTEREST INCOME. Interest income increased by $1.2 million, or 20.3%, to $7.1 million for the three months ended March 31, 2005 from $5.9 million for the three months ended March 31, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $114.0 million, or 28.7%, from $397.4 million for the three months ended March 31, 2004 to $511.4 million for the three months ended March 31, 2005. The increase was primarily due to the investment of proceeds received from the Company's stock offering, which occurred at the end of March 2004, in purchases of one- to four-family and multi-family real estate loans. The average yield on loans receivable increased 3 basis points to 5.03% for the three months ended March 31, 2005 from 5.00% for the three months ended March 31, 2004.

Interest income on securities decreased by $16,000 or 3.3%, to $476,000 for the three months ended March 31, 2005, from $492,000 for the three months ended March 31, 2004. Although the average balance of securities increased $1.4 million, the average yield on the securities investment portfolio decreased from 3.77% to 3.55%, attributable primarily to the fact that the securities recently acquired earn a lower rate of interest than the maturing investments they replaced.

INTEREST EXPENSE. Interest expense increased $156,000, or 6.1%, for the three months ended March 31, 2005 to $2.7 million as compared to $2.6 million for the three months ended March 31, 2004. Although the average balance of interest-bearing liabilities decreased $82.0 million to $473.8 million for the three months ended March 31, 2005 from $555.8 million for the three months ended March 31, 2004, the average cost of our interest-bearing liabilities increased 45 basis points from 1.84% to 2.29%. The decline in average balance and increase in average cost is primarily due to the effects that the announcement of the stock offering had on our deposit balances during the three months ended March 31, 2004. The significant amount of deposits received in December 2004 from depositors opening new accounts or adding funds to existing accounts and remained at the Bank in anticipation of the stock offering, temporarily shifted the mix of our interest-bearing liabilities toward non- to short maturity deposit products, which bear a lower rate of interest. Interest expense on interest-bearing deposits increased $65,000.

Interest expense on Federal Home Loan Bank advances increased $91,000, or 24.4% to $464,000 for the three months ended March 31, 2005 from $373,000 for the three months ended March 31, 2004. The increase is primarily due to the amortization of deferred costs incurred in connection with our debt restructuring in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

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

Our provision for loan losses decreased $39,000 to $123,000 for the three months ended March 31, 2005 compared to $162,000 for the three months ended March 31, 2004. The allowance for loan losses as a percent of total loans was 0.44% at March 31, 2005 as compared to 0.49% at March 31, 2004. The decrease in the provision is primarily attributable to the continued low loan losses being experienced by the Bank. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

NONINTEREST INCOME. Our noninterest income decreased $29,000, or 3.6%, to $782,000 for the three months ended March 31, 2005 from $811,000 for the three months ended March 31, 2004. The decrease is primarily the result of a $47,000 increase in the loss on an equity investment in a tax credit fund and $16,000 decrease in service charges and fees, partially offset by an increase of $34,000 in ATM fees and charges.

NONINTEREST EXPENSE. Our noninterest expenses increased $602,000, or 24.1%, to $3.1 million for the three months ended March 31, 2005 as compared to $2.5 million for the three months ended March 31, 2004. The increase was primarily due to a $394,000 increase in salaries and benefits, a $49,000 increase in professional services, a $70,000 increase in occupancy and equipment, and an $88,000 increase in other operating expenses.

Salaries and benefits represented 56.5% and 54.4% of total noninterest expense for the three months ended March 31, 2005 and March 31, 2004, respectively. Total salaries and benefits increased $394,000, or 29.1%, to $1.7 million for the three months ended March 31, 2005 from $1.4 million for the three months ended March 31, 2004. The increase was primarily due to $159,000 in ESOP compensation expense related to the establishment of the plan in March 2004, $114,000 in compensation expense related to the allocation of stock awards as part of the implementation of the Recognition and Retention Plan, and $63,000 related to the Panorama City branch that was acquired in September 2004. The remaining increase is primarily due to normal salary increases and the hiring of additional employees.

Professional services increased $49,000 to $147,000 for the three months ended March 31, 2005 from $98,000 for the three months ended March 31, 2004. The increase was primarily due to increased audit and filing fees as a result of increased SEC and OTS compliance and reporting requirements.

Occupancy and equipment increased $70,000 to $390,000 for the three months ended March 31, 2005 from $320,000 for the three months ended March 31, 2004. The increase was primarily due to the addition of the Panorama City branch along with increases in information technology systems repair and maintenance services.

Other operating expenses increased $88,000 to $318,000 for the three months ended March 31, 2005 from $230,000 for the three months ended March 31, 2004. The increase was primarily the result of increases in miscellaneous accounts related to the continued growth of the Bank and the amortization of the core deposit intangible related to the acquisition of the Panorama City branch in September 2005, which amounted to $36,000 for the three months ended March 31, 2005.

INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2005 was $746,000 compared to $589,000 for the three months ended March 31, 2004. This increase is primarily a result of an increase in pre-tax income of $475,000. The effective tax rate was 37.8% and 39.3% for the three months ended March 31, 2005 and 2004, respectively. The variance in the effective tax rate for the periods is primarily attributable to the increase in tax credits received from our investment in the tax credit fund.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

GENERAL. Net income for the nine months ended March 31, 2005 was $3.6 million, an increase of $1.3 million, or 58.5%, from the net income of $2.3 million for the nine months ended March 31, 2004. The increase in net income was primarily due to an increase in interest income of $4.7 million, offset by increases in interest expense of $457,000, noninterest expenses of $1.8 million, income taxes of $796,000 and a decrease in noninterest income of $278,000. Earnings per basic and diluted share were at $0.26 for the nine months ended March 31, 2005. No earnings per share information is available for the nine months ended March 31, 2004 as the Company's initial public offering occurred on March 30, 2004.

INTEREST INCOME. Interest income increased by $4.7 million, or 29.0%, to $20.9 million for the nine months ended March 31, 2005 from $16.2 million for the nine months ended March 31, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $120.2 million, or 31.4%, from $383.4 million for the nine months ended March 31, 2004 to $503.6 million for the nine months ended March 31, 2005. The increase was primarily due to the investment of proceeds received from the Company's stock offering, which occurred in March 2004, in purchases of one- to four-family and multi-family real estate loans. The average yield on loans receivable increased 2 basis points to 4.99% for the nine months ended March 31, 2005 from 4.97% for the nine months ended March 31, 2004.

Interest income on securities increased by $277,000 or 23.0%, to $1.5 million for the nine months ended March 31, 2005, from $1.2 million for the nine months ended March 31, 2004. The increase resulted from a $15.4 million, or 37.2% increase in the average balance of securities resulting from the purchase of additional mortgage-backed and U.S. Government agency securities with cash received from the Company's stock offering, which occurred in March 2004. The effects of this increase in interest income on securities was partially offset by the decrease in the average yield on the securities investment portfolio from 3.87% for the nine months ended March 31, 2004 to 3.47% for the nine months ended March 31, 2005, a decrease of 40 basis points, due mainly to the overall decline in market interest rates at the time the new securities were acquired.

INTEREST EXPENSE. Interest expense increased $457,000, or 6.3%, for the nine months ended March 31, 2005 to $7.7 million as compared to $7.3 million for the nine months ended March 31, 2004. The change is primarily attributable to the increase in average deposits and an increase in the average interest rate on Federal Home Loan Bank advances, offset by decreases in average interest rates on deposits. The average interest rates on interest-bearing liabilities increased 6 basis points to 2.20% for the nine months ended March 31, 2005 from 2.14% for the nine months ended March 31, 2004. Average interest-bearing liabilities increased $15.8 million, or 3.5% to $469.8 million at March 31, 2005 from $454.0 million at March 31, 2004. The primary factor for the increase in the overall average interest rates on interest-bearing liabilities was due to the amortization of deferred costs incurred in connection with our debt restructuring in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

PROVISION FOR LOAN LOSSES. Our provision for loan losses increased $22,000 to $275,000 for the nine months ended March 31, 2005 compared to $253,000 for the nine months ended March 31, 2004. The allowance for loan losses as a percent of total loans was 0.44% at March 31, 2005 as compared to 0.49% at March 31, 2004. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods. However, we have further refined our monitoring of the real estate loan portfolio to identify loans that may be more susceptible to loss in the event of an economic downturn in the U.S. or California economy (e.g., interest-only loans).

NONINTEREST INCOME. Our noninterest income decreased $278,000, or 11.6%, to $2.1 million for the nine months ended March 31, 2005 from $2.4 million for the nine months ended March 31, 2004. The decrease is primarily the result of a $328,000 increase in the loss on an equity investment in a tax credit fund and a $63,000 decrease in service charges and fees, partially offset by an $113,000 increase in ATM fees and charges.

NONINTEREST EXPENSE. Our noninterest expenses increased $1.8 million, or 24.7% to $9.1 million for the nine months ended March 31, 2005 from $7.3 million for the nine months ended March 31, 2004. The increase was primarily due to a $1.0 million increase in salaries and benefits, a $105,000 increase in occupancy and equipment, a $346,000 increase in professional services, and a $206,000 increase in other operating expenses.

Salaries and benefits represented 55.2% and 54.4% of total noninterest expense for the nine months ended March 31, 2005 and March 31, 2004, respectively. Total salaries and benefits increased $1.0 million, or 26.4%, to $5.0 million for the nine months ended March 31, 2005 from $4.0 million for the nine months ended March 31, 2004. The increase was primarily due to the $478,000 in ESOP compensation expense related to the establishment of the plan in March 2004, $173,000 in compensation expense related to the allocation of stock awards as part of the implementation of the Recognition and Retention Plan, $133,000 related to the Panorama City branch that was acquired in September 2004, and $74,000 in increased bonus compensation expense. The remaining increase is primarily due to normal salary increases and the hiring of additional employees.

Occupancy and equipment expenses increased $105,000 to $1.1 million for the nine months ended March 31, 2005 from $1.0 million for the nine months ended March 31, 2004. The increase was primarily due to the addition of the Panorama City branch along with increases in information technology systems repair and maintenance services.

Professional services increased $346,000, to $611,000 for the nine months ended March 31, 2005 from $265,000 for the nine months ended March 31, 2004. The increase was primarily due to increased audit and filing fees as a result of increased SEC and OTS compliance and reporting requirements.

Other operating expenses increased $206,000, to $902,000 for the nine months ended March 31, 2005 from $696,000 for the nine months ended March 31, 2004. The increase in miscellaneous accounts resulted from the continued growth of the Bank and the amortization of the core deposit intangible related to the acquisition of the Panorama City branch in September 2004, which amounted to $72,000 for the nine months ended March 31, 2005.

INCOME TAX EXPENSE. Income tax expense for the nine months ended March 31, 2005 was $2.2 million compared to $1.4 million for the nine months ended March 31, 2004. This increase is primarily a result of an increase in pre-tax income of $2.1 million. The effective tax rate was 37.9% and 38.3% for the nine months ended March 31, 2005 and 2004, respectively.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2005, the total approved loan commitments unfunded amounted to $32.2 million, which includes the unadvanced portion of loans of $6.0 million, $2.3 million of in-house loan origination commitments, and $23.9 million in commitments to purchase two pools of whole residential real estate loans in April and May 2005. Subsequent to March 31, 2005, the Company entered into an agreement to purchase a $10.0 million bank-owned life insurance
(BOLI) investment, scheduled to be completed by the end of the current fiscal year.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at March 31, 2005, totaled $126.6 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2005, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $295.6 million.

CAPITAL

The table below sets forth Kaiser Federal Bank's capital position relative to its Office of Thrift Supervision capital requirements at March 31, 2005. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision. (Dollars in thousands)

                                                                                            Minimum Required
                                                                                                to Be Well
                                                                                               Capitalized
                                                                                               Under Prompt
                                                                  Minimum Capital               Corrective
                                          Actual                    Requirements             Action Provisions
                                 ------------------------  --------------------------  --------------------------
                                   Amount         Ratio        Amount        Ratio        Amount         Ratio
Total capital (to risk-
  weighted assets)                $  63,381       16.92%      $  29,959      8.00%       $  37,449       10.00%

Tier 1 capital (to risk-
  weighted assets)                   61,112       16.32          14,980      4.00           22,469        6.00

Tier 1 (core) capital (to
  adjusted tangible
  assets)                            61,112       10.38          23,555      4.00           29,444        5.00

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank's net portfolio value at March 31, 2005 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.


                                                           March 31, 2005
                        -------------------------------------------------------------------------------
 Change in interest              Net portfolio value (NPV)                  NPV as % of PV of assets
   rates in basis       -------------------------------------------  ----------------------------------
points ("bp") (Rate
   shock in rates)        $ amount        $ change       % change       NPV ratio          Change(bp)
--------------------    ------------    ------------   ------------  --------------     ---------------
                           (dollars in thousands)
       +300 bp          $    50,203     $   (28,195)         -36%          8.91%             (409)bp
       +200 bp               60,594         (17,804)         -23          10.50              (250)
       +100 bp               70,206          (8,192)         -10          11.88              (112)
          0 bp               78,398               -            -          13.00                 -
       -100 bp               82,616           4,218            5          13.50                50
       -200 bp               82,290           3,892            5          13.35                35

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value for the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $370,000 during the fiscal years ending June 30, 2006, 2007, 2008, and 2009 and $139,000 for the fiscal year ending June 30, 2010. There will be no significant effect on financial position as total equity will not change.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------
                                                                TOTAL NUMBER OF     MAXIMUM NUMBER OF
                             TOTAL NUMBER                    SHARES PURCHASED AS  SHARES THAT MAY YET
                               OF SHARES     AVERAGE PRICE     PART OF PUBLICLY   BE PURCHASED UNDER
        PERIOD                 PURCHASED    PAID PER SHARE     ANNOUNCED PLANS*        THE PLAN
-------------------------------------------------------------------------------------------------------
   7/1/04 - 7/31/04                    -     $          -                     -                   -
   8/1/04 - 8/31/04                    -                -                     -                   -
   9/1/04 - 9/30/04                    -                -                     -                   -
  10/1/04 - 10/31/04                   -                -                     -                   -
  11/1/04 - 11/30/04                   -                -                     -                   -
  12/1/04 - 12/31/04                   -                -                     -                   -
   1/1/05 - 1/31/05               10,000     $      14.25                10,000             217,470
   2/1/05 - 2/28/05                    -                -                     -                   -
   3/1/05 - 3/31/05                    -                -                     -                   -
-------------------------------------------------------------------------------------------------------
        Total                     10,000
-------------------------------------------------------------------------------------------------------

-------------------
* On January 6, 2005, the Company announced its intent to repurchase up to 227,470 shares, or 4% of its outstanding publicly-held common stock in the open market or in privately negotiated transactions commencing January 10, 2005. These shares will be purchased at prevailing market prices from time to time over a twelve-month period depending upon market conditions.

Subsequent to March 31, 2005, the Company has repurchased an additional 217,470 shares at an aggregate cost of $2,702,975, which completes this authorized purchase plan.

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


                                                       K-Fed Bancorp



Date: May 11, 2005                         /s/ Kay M. Hoveland
      ------------                         -------------------------------------
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