Form 10-K
period 2005-06-30
K-FED BANCORP
filed 2005-09-22
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE.
                                      -----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE.
                     ---------------------------------------

Indicate by check mark whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _X_

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and ask price of such common equity as of December 31, 2004 was $74.5 million. There were 14,433,330 shares of the registrant's common stock, $.01 par value per share, outstanding at August 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                  K-FED BANCORP
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.
ITEM 1.    BUSINESS.                                                           2
ITEM 2.    PROPERTIES.                                                        39
ITEM 3.    LEGAL PROCEEDINGS.                                                 39
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               40

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.              40
ITEM 6.    SELECTED FINANCIAL DATA.                                           42
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.                                      44
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.        57
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                       60
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.                                       60
ITEM 9A.   CONTROLS AND PROCEDURES.                                           60
ITEM 9B.   OTHER INFORMATION                                                  60

PART III.
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                60
ITEM 11.   EXECUTIVE COMPENSATION.                                            61
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                     61
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                    61
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.                            61

PART IV.
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.                        61

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

        K-Fed Mutual Holding Company is a federally-chartered mutual holding company and is subject to regulation by the Office of Thrift Supervision. K-Fed Mutual Holding Company's principal assets are its investment in K-Fed Bancorp and approximately $40,000 in cash. So long as K-Fed Mutual Holding Company is in existence, it will at all times own at least a majority of the outstanding common stock of K-Fed Bancorp.

        At June 30, 2005, K-Fed Bancorp had total consolidated assets of $639.9 million, deposits of $475.8 million and shareholders' equity of $90.8 million. The Company's business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

        The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Covina, California, with a branch in Pasadena and Panorama City to serve Los Angeles County, a branch in Fontana to serve San Bernardino and Riverside Counties, and a branch in Santa Clara to serve Santa Clara County.

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

AVAILABLE INFORMATION

        Our Internet address is WWW.KFED.COM. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All SEC filings of the Company are also available at the SEC's website, WWW.SEC.GOV.

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

        We attract all of our deposits through our branch and ATM network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. As of June 30, 2005, we believe that we hold less than 0.14% of the deposits in our primary market area.

LENDING ACTIVITIES

        GENERAL. We originate and purchase one- to four-family and multi-family residential loans and to a lesser extent we originate and purchase commercial real estate loans. We also originate consumer loans, primarily automobile loans. Our loans carry either a fixed or an adjustable rate of interest. Consumer loans are generally short term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. We also have loans in our portfolio that require only interest payments on a monthly basis. At June 30, 2005, our net loan portfolio totaled $537.6 million, which constituted 84.0% of our total assets. We underwrite each purchased loan, however, in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing released to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs.

        At June 30, 2005, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations was $9.8 million. At June 30, 2005, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2005 were as follows: (1) four loans to an individual totaling approximately $3.3 million, secured by multi-family (5-20 units) apartment buildings located in Los Angeles County; (2) two loans to an individual totaling $2.7 million, secured by office buildings located in Orange County; (3) a $2.6 million loan to a limited liability corporation, secured by a multi-family (over 20 units) apartment building located in Orange County; (4) a $2.5 million loan to a limited liability corporation, secured by a multi-family (over 20 units) apartment building located in San Diego, California; and (5) a $2.0 million loan to a limited partnership, secured by a manufacturing facility in Orange County.

        The following table presents information concerning the composition of Kaiser Federal Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                       AT JUNE 30
                                         -----------------------------------------------------------------------
                                                 2005                     2004                     2003
                                         ---------------------    ---------------------    ---------------------
                                           AMOUNT     PERCENT       AMOUNT     PERCENT       AMOUNT     PERCENT
                                         ----------  ---------    ----------  ---------    ----------  ---------
                                                                  (Dollars in thousands)
REAL ESTATE
  One- to four-family....................$  372,134     69.04 %   $  341,776     68.82 %   $  259,563     66.64 %
  Commercial.............................    32,383      6.01         26,879      5.41         21,266      5.46
  Multi-family...........................    87,650     16.26         72,519     14.60         42,275     10.85
                                         ----------  ---------    ----------  ---------    ----------  ---------
    Total real estate loans..............   492,167     91.31        441,174     88.83        323,104     82.95

OTHER LOANS
Consumer:
  Automobile.............................    38,613      7.16         47,359      9.54         56,872     14.60
  Home equity............................       601      0.11            437      0.08            664      0.17
  Other..................................     7,644      1.42          7,675      1.55          8,878      2.28
                                         ----------  ---------    ----------  ---------    ----------  ---------
    Total other loans....................    46,858      8.69         55,471     11.17         66,414     17.05
                                         ----------  ---------    ----------  ---------    ----------  ---------

    Total loans..........................   539,025    100.00 %      496,645    100.00 %      389,518    100.00 %
                                                     =========                =========                =========

Less:
  Net deferred loan originations fees....       (32)                    (332)                    (354)
  Net premiums on purchased loans........       982                    2,221                    2,757
  Allowance for loan losses..............    (2,408)                  (2,328)                  (2,281)
                                         ----------               ----------               ----------
    Total loans receivable, net..........$  537,567               $  496,206               $  389,640
                                         ==========               ==========               ==========


                                                          AT JUNE 30
                                         ----------------------------------------------
                                                 2002                     2001
                                         ---------------------    ---------------------
                                           AMOUNT     PERCENT       AMOUNT     PERCENT
                                         ----------  ---------    ----------  ---------
                                                      (Dollars in thousands)

REAL ESTATE
  One- to four-family....................$  145,383     61.03 %     $ 71,824     50.62 %
  Commercial.............................     7,585      3.18              -         -
  Multi-family...........................    20,345      8.55              -         -
                                         ----------  ---------    ----------  ---------
    Total real estate loans..............   173,313     72.76         71,824     50.62

OTHER LOANS
Consumer:
  Automobile.............................    51,947     21.81         54,548     38.44
  Home equity............................     1,735      0.73          1,880      1.32
  Other..................................    11,202      4.70         13,648      9.62
                                         ----------  ---------    ----------  ---------
    Total other loans....................    64,884     27.24         70,076     49.38
                                         ----------  ---------    ----------  ---------

    Total loans..........................   238,197    100.00 %      141,900    100.00 %
                                                     =========               ==========

Less:
  Net deferred loan originations fees....      (219)                     (49)
  Net premiums on purchased loans........       680                      163
  Allowance for loan losses..............    (1,744)                  (1,175)
                                         ----------               ----------
    Total loans receivable, net..........$  236,914                $ 140,839
                                         ==========               ============

        The following table shows the composition of Kaiser Federal Bank loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                          AT JUNE 30
                                            -----------------------------------------------------------------------
                                                     2005                     2004                     2003
                                            ---------------------    ---------------------    ---------------------
                                              AMOUNT     PERCENT       AMOUNT     PERCENT       AMOUNT     PERCENT
                                            ----------  ---------    ----------  ---------    ----------  ---------
                                                                     (Dollars in thousands)
FIXED RATE

REAL ESTATE
  One- to four-family.......................$  133,854      24.83 %  $   82,104      16.53 %  $   72,798      18.69 %
                                            ----------  ---------    ----------  ---------    ----------  ---------
    Total real estate loans.................   133,854      24.83        82,104      16.53        72,798      18.69

OTHER LOANS
Consumer:
  Automobile................................    38,613       7.16        47,359       9.54        56,872      14.60
  Other.....................................     6,666       1.24         6,459       1.30         7,530       1.93
                                            ----------  ---------    ----------  ---------    ----------  ---------
    Total other loans.......................    45,279       8.40        53,818      10.84        64,402      16.53
                                            ----------  ---------    ----------  ---------    ----------  ---------

    Total fixed-rate loans..................   179,133      33.23       135,922      27.37       137,200      35.22
                                            ----------  ---------    ----------  ---------    ----------  ---------

ADJUSTABLE RATE

REAL ESTATE
  One- to four-family.......................   238,280      44.21       259,672      52.29       186,765      47.95
  Commercial................................    32,383       6.01        26,879       5.41        21,266       5.46
  Multi-family..............................    87,650      16.26        72,519      14.60        42,275      10.85
                                            ----------  ---------    ----------  ---------    ----------  ---------
    Total real estate loans.................   358,313      66.48       359,070      72.30       250,306      64.26

OTHER LOANS
Consumer:
  Automobile................................         -       0.00             -       0.00             -       0.00
  Home equity...............................       601       0.11           437       0.09           664       0.17
  Other.....................................       978       0.18         1,216       0.24         1,348       0.35
                                            ----------  ---------    ----------  ---------    ----------  ---------
    Total other loans.......................     1,579       0.29         1,653       0.33         2,012       0.52
                                            ----------  ---------    ----------  ---------    ----------  ---------

    Total adjustable-rate loans.............   359,892      66.77       360,723      72.63       252,318      64.78
                                            ----------  ---------    ----------  ---------    ----------  ---------
    Total loans.............................   539,025     100.00 %     496,645     100.00 %     389,518     100.00 %
                                                        =========                =========                =========

Less:
  Net deferred loan originations fees.......       (32)                    (332)                    (354)
  Net premiums on purchased loans...........       982                    2,221                    2,757
  Allowance for loan losses.................    (2,408)                  (2,328)                  (2,281)
                                            ----------               ----------               ----------
    Total loans receivable, net.............$  537,567               $  496,206               $  389,640
                                            ==========               ==========               ==========


                                                              AT JUNE 30
                                            ------------------------------------------------
                                                     2002                     2001
                                            ---------------------    ---------------------
                                              AMOUNT     PERCENT       AMOUNT     PERCENT
                                            ----------  ---------    ----------  ---------
                                                         (Dollars in thousands)

FIXED RATE

REAL ESTATE
  One- to four-family.......................$   71,734      30.12 %  $   64,659      45.57 %
                                            ----------  ---------    ----------  ---------
    Total real estate loans.................    71,734      30.12        64,659      45.57

OTHER LOANS
Consumer:
  Automobile................................    51,941      21.80        54,536      38.43
  Other.....................................     9,607       4.03        11,497       8.10
                                            ----------  ---------    ----------  ---------
    Total other loans.......................    61,548      25.83        66,033      46.53
                                            ----------  ---------    ----------  ---------

    Total fixed-rate loans..................   133,282      55.95       130,692      92.10
                                            ----------  ---------    ----------  ---------

ADJUSTABLE RATE

REAL ESTATE
  One- to four-family.......................    73,649      30.93         7,165       5.05
  Commercial................................     7,585       3.18             -       0.00
  Multi-family..............................    20,345       8.54             -       0.00
                                            ----------  ---------    ----------  ---------
    Total real estate loans.................   101,579      42.65         7,165       5.05

OTHER LOANS
Consumer:
  Automobile................................         6       0.00            12       0.01
  Home equity...............................     1,735       0.73         1,880       1.32
  Other.....................................     1,595       0.67         2,151       1.52
                                            ----------  ---------    ----------  ---------
    Total other loans.......................     3,336       1.40         4,043       2.85
                                            ----------  ---------    ----------  ---------

    Total adjustable-rate loans.............   104,915      44.05        11,208       7.90
                                            ----------  ---------    ----------  ---------
    Total loans.............................   238,197     100.00 %     141,900     100.00 %
                                                        =========                =========

Less:
  Net deferred loan originations fees.......      (219)                     (49)
  Net premiums on purchased loans...........       680                      163
  Allowance for loan losses.................    (1,744)                  (1,175)
                                            ----------               ----------
    Total loans receivable, net.............$  236,914               $  140,839
                                            ==========               ==========

        LOAN MATURITY AND REPRICING. The following schedule illustrates certain information at June 30, 2005 regarding the dollar amount of loans maturing in Kaiser Federal Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                      REAL ESTATE
                                  ----------------------------------------------
                                   ONE-TO FOUR-FAMILY  COMMERCIAL  MULTI-FAMILY   CONSUMER-AUTOS   CONSUMER-OTHER(2)     TOTAL
                                        AMOUNT           AMOUNT       AMOUNT          AMOUNT           AMOUNT            AMOUNT
                                  -------------------- ---------- -------------- ---------------- ------------------ --------------
                                                                (Dollars in thousands)
              At
           June 30,
-------------------------------
Within 1 year (1).................$                  - $        - $           85 $            652 $            4,014 $        4,751

After 1 year:
  After 1 Year through 3 Years....                 107          -             18           24,526                757         25,408
  After 3 Years through 5 Years...                 875          -              -           13,435                226         14,536
  After 5 Years through 10 Years..              18,657     31,895          2,644                -              3,248         56,444
  After 10 Years through 15 Years.              72,235        488         55,489                -                  -        128,212
  Over 15 years...................             280,260          -         29,414                -                  -        309,674
                                  -------------------- ---------- -------------- ---------------- ------------------ --------------
Total due after 1 year............             372,134     32,383         87,565           37,961              4,231        534,274
                                  -------------------- ---------- -------------- ---------------- ------------------ --------------

Total.............................$            372,134 $   32,383 $       87,650 $         38,613 $            8,245 $      539,025
                                  ==================== ========== ============== ================ ================== ==============

-------------------------
(1)  Includes demand loans and loans having no stated maturity.
(2)  Includes home equity loans.

        The following table illustrates certain information at June 30, 2005 regarding the dollar amount of loans maturing in Kaiser Federal Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                      REAL ESTATE
                                  ----------------------------------------------
                                   ONE-TO FOUR-FAMILY  COMMERCIAL  MULTI-FAMILY   CONSUMER-AUTOS   CONSUMER-OTHER(2)     TOTAL
                                        AMOUNT           AMOUNT       AMOUNT          AMOUNT           AMOUNT            AMOUNT
                                  -------------------- ---------- -------------- ---------------- ------------------ --------------
                                                                (Dollars in thousands)
              At
           June 30,
-------------------------------
Within 1 year (1).................$             21,793 $    2,578 $        4,226 $            652 $            4,014 $       33,263

After 1 year:
  After 1 Year through 3 Years....              81,016     10,590         47,170           24,526                757        164,059
  After 3 Years through 5 Years...             122,425     14,145         20,700           13,435                226        170,931
  After 5 Years through 10 Years..              19,097      5,070         15,554                -              3,248         42,969
  After 10 Years through 15 Years.              72,049          -              -                -                  -         72,049
  Over 15 years...................              55,754          -              -                -                  -         55,754
                                  -------------------- ---------- -------------- ---------------- ------------------ --------------
Total due after 1 year............             350,341     29,805         83,424           37,961              4,231        505,762
                                  -------------------- ---------- -------------- ---------------- ------------------ --------------

Total.............................$            372,134 $   32,383 $       87,650 $         38,613 $            8,245 $      539,025
                                  ==================== ========== ============== ================ ================== ==============

-------------------------
(1)  Includes demand loans and loans having no stated maturity.
(2)  Includes home equity loans.

        The following tables set forth the dollar amount of all loans due after June 30, 2006, which have fixed interest rates and adjustable interest rates.

                                          DUE AFTER JUNE 30, 2006
                              ----------------------------------------------
                                   FIXED         ADJUSTABLE        TOTAL
                              --------------- ---------------- -------------
                                           (Dollars in thousands)

REAL ESTATE LOANS
 One-to four-family...........$       133,854 $        238,280 $     372,134
 Commercial...................              -           32,383        32,383
 Multi-family.................              -           87,565        87,565
                              --------------- ---------------- -------------
   Total real estate loans....        133,854          358,228       492,082
                              --------------- ---------------- -------------

OTHER LOANS
Consumer:
 Automobile...................         37,961                -        37,961
 Home Equity..................              -                -             -
 Other Loans..................          4,231                -         4,231
                              --------------- ---------------- -------------
   Total other loans..........         42,192                -        42,192
                              --------------- ---------------- -------------

Total loans...................$       176,046 $        358,228 $     534,274
                              =============== ================ =============

        Of the $539.0 million in gross loans at June 30, 2005, approximately $179.1 million have fixed rates of interest and approximately $359.9 million have adjustable rates of interest.

        ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. At June 30, 2005, one- to four-family residential mortgage loans totaled $372.1 million, or 69.0%, of our gross loan portfolio. We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. We currently retain in our portfolios all single-family loans we originate. We purchased $136.6 million in one- to four-family residential mortgage loans within the past fiscal year.

        We currently originate one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rate based on U. S. Treasury securities adjusted to a constant maturity of one year and the average of U.S. Treasury securities adjusted to a constant maturity of one year over the previous 12 month period. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our home mortgages are structured with a five to thirty year maturity, with amortizations up to a 30 year period. All of our one- to-four-family loans originated or purchased are secured by properties located in California.

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

        Adjustable rate loan mortgages generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. The Company has not experienced significant delinquencies for these loans. However, the majority of these loans have been purchased or originated within the past three years. See "
- Asset Quality - Non-Performing Assets" and " - Classified Assets." At June 30, 2005, our one-to four-family ARM loan portfolio totaled $238.3 million, or 44.2% of our gross loan portfolio. At that date, the fixed-rate one-to-four-family mortgage loan portfolio totaled $133.9 million, or 24.8% of the Company's gross loan portfolio.

        In addition, the Company has purchased adjustable-rate interest-only mortgage loans. As of June 30, 2005, the Company's one- to four-family interest-only ARM loans totaled $82.8 million, or 15.4% of our gross loan portfolio. We have no plans to significantly increase the number of interest-only loans held in our loan portfolio at this time.

        MULTI-FAMILY RESIDENTIAL LENDING. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At June 30, 2005, multi-family residential loans totaled $87.7 million, or 16.3%, of our gross loan portfolio.

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

        Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrower may be requested to or required to provide periodic financial information. See "- Asset Quality - Non-Performing Assets."

        COMMERCIAL REAL ESTATE LENDING. We offer commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area. At June 30, 2005, commercial real estate loans totaled $32.4 million, or 6.0%, of our gross loan portfolio. Our largest commercial real estate loan at June 30, 2005, was a $2.0 million loan secured by a manufacturing facility.

        We originate only adjustable-rate commercial real estate loans. The interest rate on these loans is tied to a variety of indices, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 30 years, have maturities of up to 15 years and carry pre-payment penalties.

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

        CONSUMER LOANS. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At June 30, 2005, our consumer loan portfolio, exclusive of automobile loans, totaled $8.2 million, or 1.5%, of our gross loan portfolio. In recent years, our consumer loans, as a percentage of our loan portfolio, has continued to decrease as we have emphasized our real estate loan products.

        The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $38.6 million at June 30, 2005, or 7.2%, of our gross loan portfolio at June 30, 2005. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

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

LOAN ORIGINATIONS, PURCHASES, SALES AND REPAYMENTS

        We originate loans through employees located at our offices. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. In 2005, we contracted with AnyHour Lending, Inc. to give us the ability to take and process residential mortgage loans 24 hours a day as well as over the Internet.

        While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase real estate whole loans as well as participation interests in real estate loans. In addition, we sell participation interests in some of our larger real estate loans. We began purchasing one- to four-family real estate loans in January 2001 and commercial real estate loans in October 2001. We have used 10 different loan brokers in these purchase transactions. As of June 30, 2005, we had participation interests in two commercial real estate loans. At June 30, 2005, our real estate loan portfolio totaled $492.2 million or 91.3% of the gross loan portfolio. Purchased real estate loans at June 30, 2005 totaled $328.1 million, or 66.7% of the real estate loan portfolio.

        The following table shows the loan origination, purchase, sale and repayment activities of Kaiser Federal Bank for the periods indicated, and includes loans originated for both our own portfolio and for sale of participating interests.

                                                                 YEAR ENDED JUNE 30
                                                   ----------------------------------------------
                                                        2005            2004            2003
                                                   --------------  --------------  --------------
                                                               (Dollars in thousands)
ORIGINATIONS BY TYPE:
Adjustable rate:
  Real estate- one- to four- family................$        3,942  $        1,288  $        4,039
                  - commercial.....................         6,200          12,820          15,164
                  - multi-family...................        17,750          24,100          25,662
  Non-real estate - other consumer.................         4,445           4,516           4,983
                                                   --------------  --------------  --------------
    Total adjustable-rate..........................        32,337          42,724          49,848
                                                   --------------  --------------  --------------

Fixed rate:
  Real estate- one- to four- family................        10,446          16,595          31,808
  Non-real estate - consumer automobile............        18,453          21,070          35,457
                  - other consumer.................         8,617           9,447           9,010
                                                   --------------  --------------  --------------
    Total fixed-rate...............................        37,516          47,112          76,275
                                                   --------------  --------------  --------------
      Total loans orginated........................        69,853          89,836         126,123
                                                   --------------  --------------  --------------

PURCHASES:
Adjustable rate:
  Real estate- one- to four- family................        73,740         247,160         204,738
                  - commercial.....................         3,993               -           1,500
                  - multi-family...................        10,152          18,394               -
                                                   --------------  --------------  --------------
    Total adjustable-rate..........................        87,885         265,554         206,238
                                                   --------------  --------------  --------------

Fixed rate:
  Real estate- one- to four- family................        62,825          18,281           5,217
                                                   --------------  --------------  --------------
    Total fixed-rate...............................        62,825          18,281           5,217
                                                   --------------  --------------  --------------
      Total loans purchased (1)....................       150,710         283,835         211,455
                                                   --------------  --------------  --------------

SALES AND REPAYMENTS:
  Sales and loan participations sold...............             -           1,585           3,111
  Principal repayments.............................       178,183         264,959         183,146
                                                   --------------  --------------  --------------
      Total reductions.............................       178,183         266,544         186,257
                                                   --------------  --------------  --------------
  Increase (decrease) in other items, net..........        (1,019)           (561)          1,405
                                                   --------------  --------------  --------------
      Net increase.................................$       41,361  $      106,566  $      152,726
                                                   ==============  ==============  ==============

-------------------------------
(1) Loan principal purchase amount only. Premiums and discounts on loans purchased included as increase (decrease) in other items, net. Net loans purchased amounted to $151.2 million, $286.2 million, and $234.3 million for the years ended June 30, 2005, 2004, and 2003, respectively.

ASSET QUALITY

        The Kaiser Permanente Medical Care Program employs a large percentage of Kaiser Federal Bank's account holders. Further, a significant concentration of our borrowers resides in California. Although Kaiser Federal Bank has a diversified loan portfolio, borrowers' ability to repay loans may be affected by the economic climate of either the health care industry or the overall geographic region in which the borrowers reside. Because we have a significant amount of real estate loans, decreases in California's real estate values could adversely affect the value of property used as collateral. In this regard, at June 30, 2005, the rate of unemployment (seasonally adjusted) in the State of California was 5.4% as compared with the unemployment rate for the United States at 5.0%. These same rates of unemployment at June 30, 2004 were 6.3% and 5.8%, respectively. In addition, the State of California's newly approved budget includes a spending plan that will attempt to close a current budget deficit of $8.6 billion. These initiatives may require aggressive measures such as reducing state expenditures and other cost-cutting initiatives to meet the budget's objectives. These measures may negatively affect the California economy and Kaiser Federal Bank.

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

        DELINQUENT LOANS. The following table sets forth our loans delinquent 60 to 89 days and over 89 days past due by type, number, amount and percentage of type at June 30, 2005.

                                                      LOANS DELINQUENT FOR:
                                       ----------------------------------------------------       TOTAL
                                              60-89 DAYS            90 DAYS OR MORE         DELINQUENT LOANS
                                       ------------------------  ----------------------  ----------------------
                                                      PRINCIPAL               PRINCIPAL               PRINCIPAL
                                          NUMBER       BALANCE     NUMBER      BALANCE     NUMBER      BALANCE
                                         OF LOANS     OF LOANS    OF LOANS    OF LOANS    OF LOANS    OF LOANS
                                       ------------  ----------  ----------  ----------  ----------  ----------
                                                                 (Dollars in thousands)
One- to four-family....................           -  $        -           2  $      757           2  $      757
Commercial.............................           -           -           -           -           -           -
Multi-family...........................           -           -           -           -           -           -
Home Equity............................           -           -           -           -           -           -
Consumer - automobile..................           6          50           2          28           8          78
Other consumer.........................          10          10           1           2          11          12
                                       ------------  ----------  ----------  ----------  ----------  ----------
  Total................................         16   $       60           5  $      787          21  $      847
                                       ============  ==========  ==========  ==========  ==========  ==========
Delinquent loans to
  total gross loans....................                    0.01 %                  0.15 %                  0.16 %

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days or more and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

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

                                                                                      AT JUNE 30
                                                   ------------------------------------------------------------------------------
                                                        2005            2004            2003            2002             2001
                                                   --------------  --------------  --------------  --------------  --------------
                                                                               (Dollars in thousands)
NONACCRUAL LOANS:
  One- to four-family..............................$          757  $            -  $            -  $            -  $            -
  Commercial.......................................             -               -               -               -               -
  Multi-family.....................................             -               -               -               -               -
  Consumer - Automobile............................            28              79              13             138              77
  Consumer - Other.................................             2               3              13               -              14
                                                   --------------  --------------  --------------  --------------  --------------
    Total..........................................           787              82              26             138              91
                                                   --------------  --------------  --------------  --------------  --------------

ACCRUING DELINQUENT MORE THAN 90 DAYS:
  One- to four-family..............................             -               -               -               -               -
  Commercial.......................................             -               -               -               -               -
  Multi-family.....................................             -               -               -               -               -
  Consumer - Automobile............................             -               -               -               -               -
  Consumer - Other.................................             -               -               -               -               -
                                                   --------------  --------------  --------------  --------------  --------------
    Total..........................................             -               -               -               -               -
                                                   --------------  --------------  --------------  --------------  --------------

Non-performing loans...............................           787              82              26             138              91

Repossessed assets.................................            35              62              26              78             378
                                                   --------------  --------------  --------------  --------------  --------------

Total non-performing assets........................$          822  $          144  $           52  $          216  $          469
                                                   ==============  ==============  ==============  ==============  ==============

Non-performing loans to total loans (1)............          0.15%           0.02%           0.01%           0.06%           0.06%

Non-performing assets to total assets..............          0.13%           0.02%           0.01%           0.07%           0.20%

Nonaccrued interest (2)............................$           25  $            4  $            1  $            4  $            3
                                                   ==============  ==============  ==============  ==============  ==============

-----------------------------
(1)  Total loans are net of deferred fees and costs
(2) If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been accrued on nonaccrual loans.

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

        In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 3.7% of our equity capital and 0.5% of our total assets at June 30, 2005.

        The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

                                               AT JUNE 30,
                            ------------------------------------------------
                                 2005              2004            2003
                            --------------   --------------   --------------
                                          (Dollars in thousands)
   Classified Assets:
     Loss...................$           45   $           85   $           83
     Doubtful...............         1,375              968            1,304
     Substandard............         1,094              858              407
     Special Mention........           880              422              353
                            --------------   --------------   --------------
       Total................$        3,394   $        2,333   $        2,147
                            ==============   ==============   ==============

        ALLOWANCE FOR LOAN LOSSES. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

        The loss ratio analysis component of the allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

        The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

        At June 30, 2005, our allowance for loan losses was $2.4 million or 0.5% of the total loan portfolio and 306.0% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is at an amount that will absorb probable incurred loan losses inherent in our loan portfolios.

        The following sets forth an analysis of our allowance for loan losses.

                                                                             YEAR ENDED JUNE 30,
                                               ------------------------------------------------------------------------------
                                                    2005            2004            2003            2002            2001
                                               --------------  --------------  --------------  --------------  --------------
                                                                      (Dollars in thousands)
Balance at beginning of period.................$        2,328  $        2,281  $        1,744  $        1,175  $          863

CHARGE-OFFS:
  One- to four-family..........................             -               -               -               -               -
  Commercial...................................             -               -               -               -               -
  Multi-family.................................             -               -               -               -               -
  Consumer - automobile........................           500             675             842             990             534
  Other consumer...............................            48              62              58             110              85
                                               --------------  --------------  --------------  --------------  --------------
                                                          548             737             900           1,100             619
RECOVERIES:
  One- to four-family..........................             -               -               -               -               -
  Commercial...................................             -               -               -               -               -
  Multi-family.................................             -               -               -               -               -
  Consumer - automobile........................           203             279             296             503             137
  Other consumer...............................            19              22              17              19              26
                                               --------------  --------------  --------------  --------------  --------------
                                                          222             301             313             522             163
                                               --------------  --------------  --------------  --------------  --------------

Net charge-offs................................           326             436             587             578             456

Provision for loan losses......................           406             483           1,124           1,147             768
                                               --------------  --------------  --------------  --------------  --------------

Balance at end of period.......................$        2,408  $        2,328  $        2,281  $        1,744  $        1,175
                                               ==============  ==============  ==============  ==============  ==============

Net charge-offs to average loans during
  this period  (1).............................          0.06%           0.11%           0.19%           0.33%           0.36%

Net charge-offs to average non-
  performing loans during this period .........         75.03%         807.41%         715.85%         504.80%         772.88%

Allowance for loan losses to non-
  performing loans.............................        305.97%       2,839.02%       8,773.08%       1,263.77%       1,291.21%

Allowance as a % of total loans (end of
  period) (1)..................................          0.45%           0.47%           0.58%           0.73%           0.83%

----------------------------
(1)  Total loans are net of deferred fees and costs

        The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

                                                                            AT JUNE 30,
                                ---------------------------------------------------------------------------------------------------
                                             2005                              2004                             2003
                                -------------------------------   -------------------------------   -------------------------------
                                                     PERCENT OF                        PERCENT OF                        PERCENT OF
                                                       GROSS                             GROSS                             GROSS
                                                       LOANS                             LOANS                             LOANS
                                                      IN EACH                           IN EACH                           IN EACH
                                                      CATEGORY                          CATEGORY                          CATEGORY
                                          PERCENT OF     TO                 PERCENT OF     TO                 PERCENT OF     TO
                                          ALLOWANCE    TOTAL                ALLOWANCE    TOTAL                ALLOWANCE    TOTAL
                                          TO TOTAL     GROSS                TO TOTAL     GROSS                TO TOTAL     GROSS
                                 AMOUNT   ALLOWANCE    LOANS       AMOUNT   ALLOWANCE    LOANS       AMOUNT   ALLOWANCE    LOANS
                                -------- ----------- ----------   -------- ----------- ----------   -------- ----------- ----------
                                                                      (Dollars in thousands)

Secured by residential
  real estate...................$  1,037    43.06%     69.04%     $    932    40.03%      68.82%    $    703     30.82%     66.64%

Secured by commercial
  real estate...................      40     1.66       6.01            99     4.25        5.41           82      3.59       5.46

Secured by multi-family
  real estate...................     155     6.44      16.26           232     9.97       14.60          132      5.79      10.85

Consumer - automobile...........   1,143    47.47       7.16         1,008    43.30        9.54        1,289     56.51      14.60

Consumer - other................      33     1.37       1.53            57     2.45        1.63           75      3.29       2.45

Unallocated.....................       -        -          -             -        -           -            -         -          -
                                -------- ----------- ----------   -------- ----------- ----------   -------- ----------- ----------

Total Allowance for
  Loan Losses...................$  2,408   100.00%    100.00%     $  2,328   100.00%     100.00%    $  2,281    100.00%    100.00%
                                ======== =========== ==========   ======== =========== ==========   ======== =========== ==========


                                                          AT JUNE 30,
                                -----------------------------------------------------------------
                                              2002                              2001
                                -------------------------------   -------------------------------
                                                     PERCENT OF                        PERCENT OF
                                                       GROSS                             GROSS
                                                       LOANS                             LOANS
                                                      IN EACH                           IN EACH
                                                      CATEGORY                          CATEGORY
                                          PERCENT OF     TO                 PERCENT OF     TO
                                          ALLOWANCE    TOTAL                ALLOWANCE    TOTAL
                                          TO TOTAL     GROSS                TO TOTAL     GROSS
                                 AMOUNT   ALLOWANCE    LOANS       AMOUNT   ALLOWANCE    LOANS
                                -------- ----------- ----------   -------- ----------- ----------
                                                     (Dollars in thousands)


Secured by residential
  real estate...................$    582     33.33%      61.04%   $    287     24.44%     50.62%

Secured by commercial
  real estate...................      30      1.73        3.18           -         -          -

Secured by multi-family
  real estate...................      81      4.66        8.54           -         -          -

Consumer - automobile...........     970     55.63       21.81         751     63.88      38.44

Consumer - other................      81      4.65        5.43         137     11.68      10.94

Unallocated.....................       -         -          -            -         -          -
                                -------- ----------- ----------   -------- ----------- ----------

Total Allowance for
  Loan Losses...................$  1,744    100.00%    100.00%    $  1,175    100.00%    100.00%
                                ======== =========== ==========   ======== =========== ==========

INVESTMENT ACTIVITIES

        GENERAL. We are required by federal regulations to maintain an amount of liquid assets in order to meet our liquidity needs. These assets consist of certain specified securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments." Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2005, our liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 15.0%.

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

        At June 30, 2005, our investment portfolio totaled $49.7 million and consisted principally of collateralized mortgage obligations, mortgage-backed securities, and U.S. government agency and government sponsored entity bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management's projected demand for funds for loan originations, deposits, and other activities.

        MORTGAGE-BACKED SECURITIES. Our mortgage-backed securities had a fair value of $9.1 million and a $9.3 million amortized cost at June 30, 2005. The mortgage-backed securities were comprised of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. At June 30, 2005, the portfolio had a weighted-average coupon rate of 4.1% and an estimated weighted-average-yield of 3.4%. These securities had an estimated average maturity of 7.2 years and an estimated average life of 2.5 years at June 30, 2005.

        U.S. GOVERNMENT AGENCY AND GOVERNMENT SPONSORED ENTITY BONDS. Our portfolio of U.S. government agency and government sponsored entity bonds had a fair value of $20.8 million and a $21.0 million amortized cost at June 30, 2005. This portfolio was comprised of Freddie Mac, Federal Home Loan Bank, and Federal Farm Credit Bank bonds. At June 30, 2005, the portfolio had a weighted-average-coupon and a weighted-average-yield of 3.1%. Most U.S. agency obligations have call provisions. The longest term call provision was on a bond with an amortized cost of $5.0 million, a one-time call of 0.4 years, and a final maturity of 2.4 years. The longest term agency without a call provision was on a bond with an amortized cost of $5.0 million and a final maturity of 2.3 years.

        COLLATERALIZED MORTGAGE OBLIGATIONS. Our portfolio of collateralized mortgage obligations had a fair value of $19.6 million and a $19.7 million amortized cost at June 30, 2005. At June 30, 2005 the portfolio had a weighted-average-coupon of 4.6% and a weighted-average-yield of 4.1%. These securities had an estimated average maturity of 18.1 years and an estimated average life of 2.1 years at June 30, 2005.

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

        To assess price volatility, the Federal Financial Institutions Examination Council adopted a policy which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the Office of Thrift Supervision, requires us to annually test our collateralized mortgage obligations and other mortgage-related securities to determine whether they are high-risk or non high-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions, such as Kaiser Federal Bank, may invest in high-risk mortgage securities only to reduce interest rate risk. In accordance with our policy, we do not invest in securities classified as high-risk at the time of purchase. However, as of June 30, 2005, we had $8.8 million in high risk securities as a result of changes in market interest rates.

        The following table sets forth the composition of our investment portfolio at the dates indicated.

                                                                      AT JUNE 30,
                                           ----------------------------------------------------------------
                                                   2005                  2004                  2003
                                           --------------------  --------------------  --------------------
                                           CARRYING              CARRYING              CARRYING
                                             VALUE   % OF TOTAL    VALUE   % OF TOTAL    VALUE   % OF TOTAL
                                           --------- ----------  --------- ----------  --------- ----------
                                                                (Dollars in thousands)
SECURITIES AVAILABLE FOR SALE:
Securities:
U.S. government agency and government
  sponsored entity bonds...................$  10,864      21.87% $  10,890      17.46% $       -          -%
Mortgage-backed securities:
  Freddie Mac..............................    7,984      16.07     10,113      16.22          -          -
                                           --------- ----------  --------- ----------  --------- ----------

Total securities available for sale........$  18,848      37.94% $  21,003      33.68% $       -          -%
                                           ========= ==========  ========= ==========  ========= ==========

SECURITIES HELD TO MATURITY:
Securities:
U.S. government agency and government
  sponsored entity bonds...................$  10,000      20.13%  $ 10,000      16.03% $       -          -%
Mortgage-backed securities:
  Fannie Mae...............................      541       1.09        732       1.17      1,188       8.34
  Freddie Mac..............................      335       0.67        454       0.73        695       4.88
  Ginnie Mae...............................      250       0.50        310       0.50        406       2.85
Collateralized mortgage obligations:
  Fannie Mae...............................    4,617       9.29      7,342      11.77      7,399      51.93
  Freddie Mac..............................   12,570      25.30     18,049      28.94      4,559      32.00
  Ginnie Mae...............................    2,521       5.08      4,474       7.17          -          -
                                           --------- ----------  --------- ----------  --------- ----------

Total securities held to maturity..........$  30,834      62.06% $  41,361      66.32% $  14,247     100.00%
                                           ========= ==========  ========= ==========  ========= ==========

Total securities...........................$  49,682     100.00% $  62,364     100.00% $  14,247     100.00%
                                           ========= ==========  ========= ==========  ========= ==========

OTHER EARNINGS ASSETS:
Interest bearing deposits in other
  financial institutions...................$   9,010      38.57% $   2,970      24.40% $   6,437      30.52%
Fed Funds..................................   10,325      44.20      5,235      43.00     11,645      55.21
FHLB stock.................................    4,027      17.23      3,290      27.02      2,602      12.34
Other investments..........................        -          -        679       5.58        406       1.93
                                           --------- ----------  --------- ----------  --------- ----------

Total other earning assets.................$  23,362     100.00% $  12,174     100.00% $  21,090     100.00%
                                           ========= ==========  ========= ==========  ========= ==========

Total securities and other earning assets..$  73,044             $  74,538             $  35,337
                                           =========             =========             =========

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

        The composition and maturities of the investment securities portfolio as of June 30, 2005, are as follows:

                                                                              AT JUNE 30, 2005
                                             -------------------------------------------------------------------------------------
                                                              WEIGHTED     AFTER ONE       WEIGHTED      AFTER FIVE     WEIGHTED
                                                ONE YEAR      AVERAGE     YEAR THROUGH     AVERAGE     YEARS THROUGH    AVERAGE
                                                OR LESS        YIELD       FIVE YEARS       YIELD        TEN YEARS       YIELD
                                             -------------  -----------  --------------  -----------  --------------  -----------
                                                                     (Dollars in thousands)
U.S. government agency and government
  sponsored entity bonds.....................$       5,436         2.35% $       15,428         3.42% $            -            -%
Mortgage-backed securities...................            -            -           6,349         3.20           1,635         3.84
Collateralized mortgage obligations..........            -            -               -            -               -            -
                                             -------------  -----------  --------------  -----------  --------------  -----------
Total investment securities..................$       5,436         2.35% $       21,777         3.36% $        1,635         3.84%
                                             =============  ===========  ==============  ===========  ==============  ===========


                                                                   AT JUNE 30, 2005
                                             ---------------------------------------------------------
                                                               WEIGHTED                      WEIGHTED
                                                AFTER TEN      AVERAGE     BALANCE AS OF     AVERAGE
                                                  YEARS         YIELD      JUNE 30, 2005      YIELD
                                             --------------  -----------  ---------------  -----------
                                                                (Dollars in thousands)


U.S. government agency and government
  sponsored entity bonds.....................$            -            -% $        20,864         3.14%
Mortgage-backed securities...................         1,126         3.87            9,110         3.40
Collateralized mortgage obligations..........        19,708         4.12           19,708         4.12
                                             --------------  -----------  ---------------  -----------
Total investment securities..................$       20,834         4.11% $        49,682         3.58%
                                             ==============  ===========  ===============  ===========

        INTEREST BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS. Interest bearing deposits in other financial institutions consists of certificates of deposits placed with multiple federally insured financial institutions in amounts that do not exceed the insurable limit of $100,000. These deposits are used as short-term investments as part of our overall asset/liability management. These certificates of deposit had a weighted-average yield of 2.9% and an average life of 17 months at June 30, 2005.

        FEDERAL HOME LOAN BANK STOCK. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank of San Francisco. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $4.0 million and had a weighted-average-yield of 3.9% for the year ended June 30, 2005. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

        EQUITY INVESTMENT. We also had an approximate 14% investment in an affordable housing fund totaling $2.2 million, with a commitment to fund an additional $450,000, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated periodically for impairment based on the remaining allocable tax credits.

        BANK-OWNED LIFE INSURANCE. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

SOURCES OF FUNDS

        GENERAL. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

        DEPOSITS. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. Approximately 34.1% of our deposits are from customers who are employed by the Kaiser Permanente Medical Care Program.

        The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and bi-weekly direct deposits from Kaiser Permanente Medical Care Program payrolls. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are a relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

        The following table sets forth our deposit flows during the periods indicated.

                                                     YEAR ENDED JUNE 30,
                                       -------------------------------------------------
                                            2005             2004              2003
                                       ---------------  ---------------  ---------------
                                                    (Dollars in thousands)
Opening balance........................$       422,953  $       346,239  $       252,038
Acquired deposits......................         61,177                -                -
Deposits, net of withdrawals...........        (17,204)          68,590           86,871
Interest credited......................          8,866            8,124            7,330
                                       ---------------  ---------------  ---------------

Ending balance.........................$       475,792  $       422,953  $       346,239
                                       ===============  ===============  ===============

Net increase................ ..........         52,839           76,714           94,201

Percent increase.......................           12.5%            22.2%            37.4%

        The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

                                                                        AT JUNE 30,
                                    ------------------------------------------------------------------------------------
                                               2005                        2004                          2003
                                    --------------------------- --------------------------------------------------------
                                                   PERCENT OF                   PERCENT OF                   PERCENT OF
                                       AMOUNT        TOTAL          AMOUNT        TOTAL          AMOUNT        TOTAL
                                    ------------  ------------   ------------  ------------   ------------  ------------
                                                                   (Dollars in thousands)
Noninterest-bearing demand..........$     43,744          9.19%  $     38,020          8.99%  $     30,119          8.70%

Savings.............................      99,730         20.96         95,115         22.49         82,691         23.88

Money market........................     107,080         22.51        105,532         24.95         87,555         25.30

Certificates of deposit
  1.00% - 1.99%.....................       7,139          1.50         26,092          6.17         12,543          3.62
  2.00% - 2.99%.....................      49,332         10.37         69,569         16.45         52,072         15.04
  3.00% - 3.99%.....................      93,291         19.61         37,652          8.90         26,919          7.77
  4.00% - 4.99%.....................      55,168         11.59         26,808          6.34         23,145          6.68
  5.00% - 5.99%.....................       9,148          1.92          9,770          2.31         13,127          3.79
  6.00% - 6.99%.....................       5,021          1.06          8,400          1.99         12,124          3.50
  7.00% - 7.99%.....................       6,139          1.29          5,995          1.41          5,944          1.72
                                    ------------  ------------   ------------  ------------   ------------  ------------
Total Certificates of Deposit.......     225,238         47.34        184,286         43.57        145,874         42.12
                                    ------------  ------------   ------------  ------------   ------------  ------------
Total...............................$    475,792        100.00%  $    422,953        100.00%  $    346,239        100.00%
                                    ============  ============   ============  ============   ============  ============

        The following table indicates the amount of Kaiser Federal Bank's certificates of deposit by time remaining until maturity as of June 30, 2005.

                                       JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                         2006            2007            2008            2009            2010           TOTAL
                                    --------------  --------------  --------------  --------------  --------------  --------------
                                                                       (Dollars in thousands)
1.00% - 1.99%.......................$        7,050  $           80  $            9  $            -  $            -  $        7,139
1.99% - 2.99%.......................        45,947           3,244              51              81               9          49,332
3.00% - 3.99%.......................        58,165          12,816           7,388          11,257           3,665          93,291
4.00% - 4.99%.......................           756           8,742          16,542           7,014          22,114          55,168
5.00% - 5.99%.......................         1,429           7,719               -               -               -           9,148
6.00% - 6.99%.......................         5,021               -               -               -               -           5,021
7.00% - 7.99%.......................         6,139               -               -               -               -           6,139
                                    --------------  --------------  --------------  --------------  --------------  --------------

                                    $      124,507  $       32,601  $       23,990  $       18,352  $       25,788  $      225,238
                                    ==============  ==============  ==============  ==============  ==============  ==============

        The following table provides the remaining maturities of large denomination ($100,000 or more) time deposits at June 30, 2005.

                                                  CERTIFICATES
                     MATURITY PERIOD               OF DEPOSIT
        --------------------------------------- ---------------
                                                 (In thousands)
        Three months or less....................$         9,819
        Over three through six months...........         11,098
        Over six through twelve months..........         18,992
        Over twelve months......................         32,840

                                                ---------------
          Total.................................$        72,749
                                                ===============

        BORROWINGS. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to purchase loans or to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco. See Note 8 of the Notes to Consolidated Financial Statements.

        We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2005, we had $71.0 million in Federal Home Loan Bank advances outstanding.

        The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

                                                         AT OR FOR THE YEAR ENDED JUNE 30
                                                    ------------------------------------------
                                                        2005           2004           2003
                                                    ------------   ------------   ------------
                                                              (Dollars in thousands)
Average balance outstanding.........................$     60,354   $     51,538   $     34,972

Maximum month-end balance...........................      90,444         70,000         50,000

Balance at end of period............................      70,777         70,000         50,000

Weighted average interest rate during the period....        3.35%          2.92%          2.97%

Weighted average interest rate at end of period.....        4.20%          2.50%          3.00%

EMPLOYEES

        At June 30, 2005, we had a total of 95 employees, including 18 part-time employees. Our employees are not represented by any collective bargaining group.

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

        WAIVERS OF DIVIDENDS BY K-FED BANCORP. Office of Thrift Supervision regulations require K-Fed Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from K-Fed Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company provides the OTS with written notice of its intent to waive its right to receive dividends 30 days prior to the proposed date of payment of the dividend, and the OTS does not object. The OTS shall not object to a notice of intent to waive dividends if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the board of directors of the mutual holding company expressly determines that waiver of the dividend by the mutual holding company is consistent with the directors' fiduciary duties to the mutual members of such company. A dividend waiver notice shall include a copy of the resolution of the board of directors of the mutual holding company, in form and substance satisfactory to the OTS, together with any supporting materials relied upon by the board, concluding that the proposed dividend waiver is consistent with the board's fiduciary duties to the mutual members of the mutual holding company. The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form.

        K-Fed Mutual Holding Company waived its right to receive dividends paid by K-Fed Bancorp during the year ended June 30, 2005 and we anticipate that K-Fed Mutual Holding Company will waive future dividends paid by K-Fed Bancorp, if any. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event K-Fed Mutual Holding Company converts to stock form.

        CONVERSION OF K-FED MUTUAL HOLDING COMPANY TO STOCK FORM. The Office of Thrift Supervision regulations permit K-Fed Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to K-Fed Bancorp (the "New Holding Company"), K-Fed Mutual Holding Company's corporate existence would end, and certain depositors of Kaiser Federal Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than K-Fed Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in K-Fed Bancorp immediately prior to the Conversation Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), if K-Fed Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

        Kaiser Federal Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2005 Kaiser Federal Bank's lending limit under this restriction was $9.8 million. Kaiser Federal Bank is in compliance with the loans-to-one-borrower limitation.

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

        The capital regulations require tangible capital of at least 1.50% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2005, Kaiser Federal Bank had intangible assets totaling $4.6 million, consisting of a core deposit premium of $568,000 and $4.0 million of goodwill, which were deducted from its tangible capital.

        At June 30, 2005, Kaiser Federal Bank had tangible capital of $62.7 million, or 10.17% of adjusted total assets, which is approximately $53.5 million above the minimum requirement of 1.50% of adjusted total assets in effect on that date.

        The capital standards also require core capital equal to at least 4.00% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.00% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.

        At June 30, 2005, Kaiser Federal Bank had core capital equal to $62.7 million, or 10.17% of adjusted total assets, which is $38.0 million above the minimum requirement of 4.00% in effect on that date.

        The Office of Thrift Supervision also requires savings institutions to have core capital equal to 4.00% of risk-weighted assets ("Tier 1 Risk-Based"). At June 30, 2005, Kaiser Federal Bank had Tier 1 risk-based capital of $62.7 or 16.12% of risk-weighted assets, which is approximately $47.1 million above the minimum on such date. The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.00% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

        On June 30, 2005, Kaiser Federal Bank had total risk-based capital of $65.1 million and risk-weighted assets of $388.8 million; or total capital of 16.74% of risk-weighted assets. This amount was $34.0 million above the 8.00% requirement in effect on that date.

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

        Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

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

QUALIFIED THRIFT LENDER TEST

        All savings institutions, including Kaiser Federal Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2005 Kaiser Federal Bank met the test with a 97.5%, ratio and has always met the test since its effectiveness.

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

COMMUNITY REINVESTMENT ACT

        Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Kaiser Federal Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Kaiser Federal Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Kaiser Federal Bank may be required to devote additional funds for investment and lending in its local community. Kaiser Federal Bank was examined for Community Reinvestment Act compliance in February 2005 and is awaiting the results of the examination from the Office of Thrift Supervision. The Bank received a rating of satisfactory in its previous compliance examination.

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

Federal Reserve System

        The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2005 Kaiser Federal Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

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

        As a member, Kaiser Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At June 30, 2005, Kaiser Federal Bank had $4.0 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Kaiser Federal Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past two fiscal years such dividends have averaged 3.9% and were 3.9% for the year ended June 30, 2005.

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

        MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net Operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Kaiser Federal Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

        NET OPERATING LOSS CARRYOVERS. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At June 30, 2005, Kaiser Federal Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2.  PROPERTIES.

        At June 30, 2005, we had three full service offices and two financial service centers. Our financial service centers provide all the same services as a full service office except dispense cash, but cash is available from an ATM located on site. We lease the space in which our home office, executive offices and branch offices are located. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $1.1 million at June 30, 2005.

        The following table provides a list of our main and branch offices, all of which are leased.

                                            Owned or        Lease Expiration        Deposits at
Location                                     Leased              Date              June 30, 2005
----------------------                   --------------    ------------------   -------------------
                                                                                   (In thousands)

HOME AND EXECUTIVE OFFICE                    Leased            April 2010          $     124,323
1359 N. Grand Avenue
Covina, CA 91724

BRANCH OFFICES:
131 North El Molino Ave., Suite 100          Leased         Month-to-month (1)           147,124
Pasadena, CA 91101

3375 Scott Blvd., Suite 312                  Leased             May 2009                  58,145
Santa Clara, CA 95054

9844 Sierra Ave., Suite A                    Leased           September 2006              49,201
Fontana, CA 92335

8501 Van Nuys Blvd.                          Leased             March 2006                96,999
Panorama City, CA 91402

-------------------------------
(1) The Pasadena branch is scheduled for relocation within the city in the 2nd quarter of the fiscal year ending June 30, 2006. The lease agreement for the new site will expire in May 2015.

        We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and K-Fed Bancorp.

        We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2005 was approximately $433,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock is traded on the Nasdaq National Market under the symbol "KFED". K-Fed Mutual Holding Company owns 8,861,750 shares, or 60.24% of our outstanding common stock. The approximate number of holders of record of the Company's common stock as of August 19, 2004 was 2,658. Certain shares of the Company are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company's common stock for the two periods ended June 30, 2005 and June 30, 2004. The Company began trading on the Nasdaq Stock Market on March 31, 2004. Accordingly, no information prior to this date is available. The high and low prices on March 31, 2004 were $14.00 and $12.95, respectively. The following information was provided by the Nasdaq Stock Market.

                                          MARKET PRICE RANGE
                                      --------------------------
YEAR ENDED JUNE 30, 2005                  HIGH          LOW         DIVIDENDS
------------------------------------- ------------  ------------  -------------
   Quarter ended September 30, 2004     $ 15.62       $ 12.70       $    0.00
   Quarter ended December 31, 2004      $ 15.25       $ 13.95       $    0.05
   Quarter ended March 31, 2005         $ 15.25       $ 12.31       $    0.05
   Quarter ended June 30, 2005          $ 12.99       $ 10.95       $    0.06


                                          MARKET PRICE RANGE
                                      --------------------------
YEAR ENDED JUNE 30, 2004                  HIGH          LOW         DIVIDENDS
------------------------------------- ------------  ------------  -------------
  Quarter ended June 30, 2004           $ 13.55       $ 10.47       $    0.00


DIVIDEND POLICY

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

        The information required by Item 201(d) is incorporated herein by reference from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.


                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  TOTAL NUMBER OF SHARES        MAXIMUM NUMBER OF
                        TOTAL NUMBER OF     AVERAGE PRICE PAID     PURCHASED AS PART OF       SHARES THAT MAY YET BE
       PERIOD           SHARES PURCHASED        PER SHARE        PUBLICLY ANNOUNCED PLANS*   PURCHASED UNDER THE PLAN
--------------------- -------------------- -------------------- --------------------------- --------------------------
4/1/05 - 4/30/05             217,470            $   12.48                 217,470                            -
5/1/05 - 5/31/05              30,000                11.47                  30,000                      251,129
6/1/05 - 6/30/05              21,000                12.01                  21,000                      230,129

----------------------

* On April 21, 2005, the Company announced that it had completed its repurchase of 4%, or 227,470 shares of its outstanding publicly held common stock. The average per share price was $12.51. On April 27, 2005, the Company announced its intention to repurchase 5% of its outstanding publicly held common stock, or 281,129 shares of stock. The stock repurchases will take place from time to time over a six-month period depending on market conditions. Management believes that the repurchase of shares represents an attractive investment opportunity which will benefit the Company and its stockholders.

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

                                                                                 AT JUNE 30,
                                                    --------------------------------------------------------------------
                                                        2005          2004          2003          2002          2001
                                                    ------------  ------------  ------------  ------------  ------------
                                                                            (Dollars in thousands)
Selected Financial Condition Data:
----------------------------------
  Total assets......................................$    639,882  $    584,422  $    433,753  $    289,194  $    230,026
  Cash and cash equivalents.........................      17,315        12,158        16,190         4,330        31,182
  Loans receivable, net.............................     537,567       496,206       389,640       236,914       140,839
  Securities available-for-sale ....................      18,848        21,003             -             -             -
  Securities held-to-maturity.......................      30,834        41,361        14,247        19,787        18,552
  Other investments (interest-bearing term deposit).       9,010         2,970         6,437        23,378        35,431
  FHLB Stock........................................       4,027         3,290         2,602         1,008           649
  Deposits..........................................     475,792       422,953       346,239       252,038       197,588
  Total borrowings..................................      70,777        70,000        50,000         2,000             -
  Total stockholders' equity........................      90,760        89,116        35,395        32,956        31,049


                                                                             YEAR ENDED JUNE 30,
                                                    --------------------------------------------------------------------
                                                        2005          2004          2003          2002          2001
                                                    ------------  ------------  ------------  ------------  ------------
                                                                            (Dollars in thousands)

Selected Operations Data:
-------------------------
Total interest income...............................$     28,168  $     22,037  $     20,444  $     16,597  $     15,107
Total interest expense...............................     10,800         9,622         8,365         6,622         6,452
                                                    ------------  ------------  ------------  ------------  ------------
  Net interest income...............................      17,368        12,415        12,079         9,975         8,655
Provision for loan losses...........................         406           483         1,124         1,147           768
                                                    ------------  ------------  ------------  ------------  ------------

Net interest income after provision for loan losses.      16,962        11,932        10,955         8,828         7,887

Customer service charges............................       3,200         3,121         2,879         2,260         1,577
Gain on sale of credit card portfolio...............           -             -             -             -           123
Loss on equity investment...........................        (505)         (173)            -             -             -
Other noninterest income............................         361           281           307           582           326
                                                    ------------  ------------  ------------  ------------  ------------
  Total noninterest income..........................       3,056         3,229         3,186         2,842         2,026

Total noninterest expense...........................      12,041        10,000         9,992         8,618         7,139
                                                    ------------  ------------  ------------  ------------  ------------

Income before taxes.................................       7,977         5,161         4,149         3,052         2,774

Income tax provision................................       2,980         1,993         1,710         1,145         1,208
                                                    ------------  ------------  ------------  ------------  ------------

Net income..........................................$      4,997  $      3,168  $      2,439  $      1,907  $      1,566
                                                    ============  ============  ============  ============  ============
Basic and diluted earnings per share................$       0.36  $       0.06           n/m           n/a           n/a
                                                    ============  ============  ============  ============  ============
Dividends per share.................................$       0.16  $          -  $          -           n/a           n/a
                                                    ============  ============  ============  ============  ============


                                                                                      At or for the Year Ended
                                                                                              June 30,
                                                                --------------------------------------------------------------------
                                                                    2005          2004          2003          2002          2001
                                                                ------------  ------------  ------------  ------------  ------------
Selected Financial Ratios and Other Data
----------------------------------------

PERFORMANCE RATIOS:
Return on assets (ratio of net income to average total assets)..       0.82%         0.58%         0.68%         0.76%         0.76%
Return on equity (ratio of net income to average equity.........       5.49%         6.05%         7.13%         6.01%         5.22%
Dividend payout ratio (5).......................................      44.44%           n/a           n/a           n/a           n/a

INTEREST RATE SPREAD INFORMATION:
Average during period...........................................       2.48%         2.03%         2.98%         3.37%         3.42%
End of Period...................................................       2.33%         2.31%         2.84%         3.30%         4.46%
Net interest margin(1)..........................................       2.93%         2.34%         3.42%         4.06%         4.31%

Ratio of noninterest expense to average total assets............       1.97%         1.82%         2.77%         3.42%         3.46%
Efficienty ratio(2).............................................      58.96%        63.92%        65.46%        67.24%        66.84%
Ratio of average interest-earning assets to average
  interest-bearing liabilities..................................     124.49%       117.32%       118.57%       125.42%       127.80%

QUALITY RATIOS:
Non-performing assets to total assets...........................       0.13%         0.02%         0.01%         0.07%         0.20%
Allowance for loan losses to non-performing loans(3)............     305.97%     2,839.02%     8,773.08%     1,263.77%     1,291.21%
Allowance for loan losses to total loans(3)(4)..................       0.45%         0.47%         0.58%         0.73%         0.83%
Net charge-offs to average outstanding loans....................       0.06%         0.11%         0.19%         0.33%         0.36%
Non-performing loans to total loans.............................       0.15%         0.02%         0.01%         0.06%         0.06%


CAPITAL RATIOS:
Equity to total assets at end of period.........................      14.18%        15.25%         8.16%        11.40%        13.50%
Average equity to average assets................................      14.85%         9.56%         9.47%        12.58%        14.55%
Tier 1 leverage.................................................      10.17%        11.05%         8.16%        11.40%        13.50%
Tier 1 risk-based...............................................      16.12%        17.95%        14.20%        19.87%        24.86%
Total risk-based................................................      16.74%        18.63%        15.11%        20.92%        25.80%

OTHER DATA
Number of full-service offices..................................          3             2             2             2             2
Number of loans.................................................      8,847         9,936        11,020        11,394        11,852
Number of deposit accounts......................................     65,724        65,264        64,495        63,663        61,600

-----------------------

(1)  Net interest income divided by average interest-earning assets.
(2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.
(3) The allowance for loan losses at June 30, 2005, 2004, 2003, 2002, and 2001 was $2.4 million; $2.3 million; $2.3 million, $1.7 million; and $1.2 million; respectively.
(4)  Total loans are net of deferred fees and costs.
(5) The dividend payout ratio is calculated using dividends declared and not waived by the Company's mutual holding company parent, K-Fed Mututal Holding Company, dividend by net income.

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

        Our strategy continues to focus on operating as an independent financial institution dedicated to serving the needs of customers in our market area, which extends from Southern California to the San Francisco Bay area as a result of our history as a credit union serving the employees of the Kaiser Permanente Medical Care Program. We intend to continue to attract retail deposits, with the goal of expanding the deposit base by building upon the existing market locations.

        Remote access methods, such as our ATM network, audio response unit, call center, and internet banking / bill payer continue to process over 90% of our customer transactions. Branches and Financial Service Centers strategically located for our markets provide touchstones to attract new account holders and facilitate transactions that cannot be completed electronically. Our newest branch location in Panorama City, on the west side of the Los Angeles basin, is now the center for approximately 5,500 accounts, serving approximately $97.0 million in deposits.

        Our Pasadena branch office is scheduled to move to a more visible and accessible location in December 2005. The relocation will also provide the opportunity to add another ATM to our current network of 33 machines throughout our market area. We are also planning on increasing our branch network to further extend our services to Riverside and Orange counties to meet the needs of our existing account holders as well as to attract new business.

        We project that the majority of the deposits will be used to originate or purchase residential real estate, multi-family or commercial real estate loans. A majority of our loan portfolio consists of loans that we have purchased, using our own underwriting standards. We will continue to rely on purchased and broker sourced loans as a method of reducing costs related to internally generated loans. We will also continue to analyze the utilization of borrowed funds from the Federal Home Loan Bank of San Francisco to purchase attractive loan pools in an effort to leverage our current financial structure to further reduce marginal operating costs.

        We have a commitment to our customers, existing and new, to provide high quality service. Our goal is to grow Kaiser Federal Bank while providing cost effective services to our market area.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.

        These policies are described in Note 1 to the consolidated financial statements included in Item 8 of this report and are essential in understanding Management's Discussion and Analysis of Financial Condition and Results of Operation. The accounting and financial reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

        ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

        The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

        LOANS: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by net premiums on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest rate. Net premiums on purchased loans are recognized in interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method. The estimated lives of these loan pools are re-evaluated periodically based on actual prepayments. The current estimated lives of these loan pools range from two to eight years. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the estimated lives of the related loans.

        FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16 of the Company's consolidated financial statements contained in Item 8 and set forth at F-1. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND JUNE 30, 2004.

        GENERAL. Our total assets increased by $55.5 million, or 9.5%, to $639.9 million at June 30, 2005 compared to $584.4 million at June 30, 2004. The increase primarily reflects growth in our net loan portfolio of $41.4 million to $537.6 million from $496.2 million, $10.1 million in newly acquired bank-owned life insurance, and $4.6 million in intangible assets related to the Panorama City branch acquisition. To fund the increase in assets, deposits increased $52.8 million to $475.8 million from $423.0 million and equity increased $1.7 million to $90.8 million from $89.1 million. The increase in deposits was primarily the result of the acquisition of the Panorama City branch.

        LOANS. Our net loan portfolio increased $41.4 million, or 8.3%, to $537.6 million at June 30, 2005 from $496.2 million at June 30, 2004. This increase was primarily attributable to increases in one- to four-family real estate loans, which increased $30.3 million, or 8.9% to $372.1 million at June 30, 2005 from $341.8 million at June 30, 2004. Additional increases were experienced in the multi-family and commercial real estate loans, which increased $20.6 million, or 20.7% to $120.0 million at June 30, 2005 from $99.4 million at June 30, 2004. Increases in the real estate loan portfolio were slightly offset by an $8.6 million decrease in the consumer loan portfolio; however, the overall loan mix remained relatively constant, with real estate loans comprising 91.3% of the total loan portfolio at June 30, 2005, compared with 88.8% at June 30, 2004. This growth in loans is consistent with our business strategy of utilizing deposits and other funding sources to expand our real estate loan portfolio.

        INVESTMENTS. Our investment portfolio (including mortgage-backed securities) decreased $12.7 million, or 20.4% to $49.7 million at June 30, 2005 from $62.4 million at June 30, 2004. The decrease in the investment portfolio resulted from the continuing maturity of the mortgage-backed securities and the reinvestment of these funds into the loan portfolio in order to increase the yield on our interest-earning assets.

        Interest bearing deposits in other financial institutions increased $6.0 million, or 200.0% to $9.0 million at June 30, 2005 from $3.0 million at June 30, 2004. Increases in interest-bearing deposits were made in order to provide a higher-level of shorter-term investments as part of our overall asset/liability management.

        BANK-OWNED LIFE INSURANCE. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the bank.

        DEPOSITS. Our total deposits increased $52.8 million, or 12.5%, to $475.8 million at June 30, 2005 from $423.0 million at June 30, 2004. This increase is primarily due to the acquisition of $61.2 million in deposits in connection with our Panorama City branch purchase. Excluding the Panorama City acquisition, overall deposits decreased $8.4 million, due primarily to the maturation and withdrawal of high-rate certificates of deposit and the withdrawal of money market account funds by customers seeking higher yielding opportunities elsewhere. The funds obtained from the Panorama City acquisition were used to support loan growth.

        EQUITY. Total shareholders' equity increased $1.7 million, or 1.9%, to $90.8 million at June 30, 2005 from $89.1 million at June 30, 2004. Our equity to assets ratio under generally accepted accounting principles ("GAAP") was 14.18% at June 30, 2005 compared to 15.25% at June 30, 2004. The increase in equity is primarily a result of $5.0 million in income earned for the year ended June 30, 2005 and the allocation of ESOP shares and stock awards earned during the year totaling $899,000 offset by the repurchase of 278,470 of our outstanding common shares at an average price of $12.40 and a total cost of $3.5 million and the payment of $821,000 in cash dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, or $0.16 per share for the year ended June 30, 2005.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

        The following table sets forth certain information at June 30, 2005 and for the years ended June 30, 2005, 2004 and 2003, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.

                                          AT                          FOR THE YEAR ENDED JUNE 30,
                                       JUNE 30    -------------------------------------------------------------------
                                         2005                   2005                               2004
                                      ---------   --------------------------------   --------------------------------
                                       AVERAGE                            AVERAGE                            AVERAGE
                                        YIELD/     AVERAGE                 YIELD/     AVERAGE                 YIELD/
                                         COST      BALANCE    INTEREST      COST      BALANCE    INTEREST      COST
                                      ---------   ---------  ----------  ---------   ---------  ----------  ---------
                                                                         (Dollars in thousands)
INTEREST-EARNING ASSETS
-----------------------
Loans receivable(1) (4)..............     5.19%   $ 510,842  $   25,519      5.00%   $ 397,799  $   19,423      4.88%
Securities(2)........................     3.58       55,432       1,935      3.49       46,554       1,716      3.68
Fed funds............................     2.32       15,472         362      2.34       78,838         700      0.89
Federal Home Loan Bank stock.........     0.01        3,863         151      3.92        2,837         111      3.90
Interest-bearing deposits in other
  financial institutions.............     2.86        6,672         190      2.85        3,122          58      1.85
Other interest-earning assets........     0.07          261          11      4.14        1,930          29      1.52
                                      ---------   ---------  ----------  ---------   ---------  ----------  ---------

Total interest-earning assets........     4.93      592,542      28,168      4.75      531,080      22,037      4.15
                                                             ----------                         ----------
Non-interest earning assets..........                19,951                             16,940
                                                  ---------                          ---------
Total assets.........................             $ 612,493                            548,020
                                                  =========                          =========

INTEREST-BEARING LIABILITIES
----------------------------
Money market.........................     1.62%  $  107,274  $    1,396      1.30%     123,734  $   1,722       1.39%
Savings deposits.....................     0.42       96,740         405      0.42      105,983        518       0.49
Certificates of deposit..............     3.56      211,611       6,977      3.30      171,410      5,879       3.43
FHLB advances........................     4.20       60,354       2,022      3.35       51,538      1,503       2.92
                                      ---------   ---------  ----------  ---------   ---------  ----------  ---------

Total interest-bearing liabilities...     2.60      475,979      10,800      2.27      452,665      9,622       2.12
                                                             ----------                         ----------
Non-interest-bearing liabilities.....                45,553                             42,963
                                                  ---------                          ---------
Total liabilities....................               521,532                            495,628
Equity...............................                90,961                             52,392
                                                  ---------                          ---------
Total liabilities and equity.........             $ 612,493                          $ 548,020
                                                  =========                          =========

Net interest/spread..................     2.33%              $   17,368      2.48%              $   12,415      2.03%
                                      =========              ==========  =========              ==========  =========

Margin(3)............................     2.82%                              2.93%                              2.34%
                                      =========                          =========                          =========

Ratio of interest-earning assets to
   interest-bearing liabilities......               124.49%                            117.32%
                                                  =========                          =========


                                       FOR THE YEAR ENDED JUNE 30,
                                     --------------------------------
                                                   2003
                                     --------------------------------
                                                             AVERAGE
                                      AVERAGE                 YIELD/
                                      BALANCE    INTEREST      COST
                                     ---------  ----------  ---------
                                            (Dollars in thousands)

INTEREST-EARNING ASSETS
-----------------------
Loans receivable(1) (4)..............$ 308,163  $   19,149      6.21%
Securities(2)........................   13,614         561      4.12
Fed funds............................   18,498         303      1.64
Federal Home Loan Bank stock.........    2,067          85      4.11
Interest-bearing deposits in other
  financial institutions.............   11,053         340      3.08
Other interest-earning assets........      291           6      2.13
                                     ---------  ----------  ---------

Total interest-earning assets........  353,686      20,444      5.78
                                                ----------
Non-interest earning assets..........    7,415
                                     ---------
Total assets.........................  361,101
                                     =========

INTEREST-BEARING LIABILITIES
----------------------------
Money market.........................   73,223  $   1,604       2.19%
Savings deposits.....................   73,524        899       1.22
Certificates of deposit..............  116,573      4,824       4.14
FHLB advances........................   34,972      1,038       2.97
                                     ---------  ----------  ---------

Total interest-bearing liabilities...  298,292      8,365       2.80
                                                ----------
Non-interest-bearing liabilities.....   28,624
                                     ---------
Total liabilities....................  326,916
Equity...............................   34,185
                                     ---------
Total liabilities and equity.........$ 361,101
                                     =========

Net interest/spread..................           $   12,079      2.98%
                                                ==========  =========

Margin(3)............................                           3.42%
                                                            =========

Ratio of interest-earning assets to
   interest-bearing liabilities......  118.57%
                                     =========

---------------------------------
(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans.
(2)  Calculated based on amortized cost.
(3)  Net interest income divided by interest-earning assets.
(4) Interest income includes loan fees of $299,000, $494,000, and $443,000 for the years ended June 30, 2005, 2004, and 2003, respectively.

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

                                                        FOR THE YEAR ENDED                     FOR THE YEAR ENDED
                                                              JUNE 30                                JUNE 30
                                                ------------------------------------   -------------------------------------
                                                           2005 VS. 2004                          2004 VS. 2003
                                                        INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                               DUE TO                                 DUE TO
                                                ------------------------------------   -------------------------------------
                                                                    RATE/                                  RATE/
                                                 VOLUME    RATE    VOLUME     NET       VOLUME     RATE    VOLUME     NET
                                                -------- -------- -------- ---------   -------- -------- -------- ---------
                                                                          (Dollars in thousands)
INTEREST-EARNING ASSETS
-----------------------
Loans receivable (1)............................$ 5,519  $   450  $   127  $  6,096    $ 5,566  $(4,099) $(1,193) $    274
Securities......................................    327      (91)     (17)      219      1,357      (60)    (142)    1,155
Fed Funds.......................................   (564)   1,143     (917)     (338)       990     (139)    (454)      397
Federal Home Loan Bank stock....................     40        1       (1)       40         32       (4)      (2)       26
Interest-bearing deposits in other financial
  institutions..................................     66       31       35       132       (244)    (136)      98      (282)
Other interest-earning assets...................    (25)      51      (44)      (18)        35       (2)     (10)       23
                                                -------- -------- -------- ---------   -------- -------- -------- ---------

Total interest-earning assets...................$ 5,363  $ 1,585  $  (817) $  6,131    $ 7,736  $(4,440) $(1,703) $  1,593
                                                ======== ======== ======== =========   ======== ======== ======== =========

INTEREST-BEARING LIABILITES
---------------------------
Money market....................................$  (229) $  (111) $    14  $   (326)   $ 1,106  $  (586) $  (402) $    118
Savings deposits................................    (45)     (74)       6      (113)       396     (537)    (240)     (381)
Certificates of deposit.........................  1,378     (226)     (54)    1,098      2,270     (828)    (387)    1,055
FHLB advances...................................    257      222       40       519        492      (17)     (10)      465
                                                -------- -------- -------- ---------   -------- -------- -------- ---------

Total interest-bearing liabilities..............  1,361     (189)       6     1,178      4,264   (1,968)  (1,039)    1,257
                                                ======== ======== ======== =========   ======== ======== ======== =========

Change in net interest income/spread............$ 4,002  $ 1,774  $  (823) $  4,953    $ 3,472  $(2,472) $  (664) $    336
                                                ======== ======== ======== =========   ======== ======== ======== =========

------------------------------
(1)  Total loans are net of deferred fees and costs.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2005 AND 2004.

        GENERAL. Net income for the year ended June 30, 2005 was $5.0 million, an increase of $1.8 million, or 56.3%, from the net income of $3.2 million for the year ended June 30, 2004. The increase in net income was primarily due to an increase in interest income of $6.2 million, offset by increases in interest expense of $1.2 million, noninterest expenses of $2.0 million, income taxes of $1.0 million and a decrease in noninterest income of $173,000.

        INTEREST INCOME. Interest income increased $6.2 million, or 28.2%, to $28.2 million for the year ended June 30, 2005 from $22.0 million for the year ended June 30, 2004. The primary factor for the increase in the interest income was an increase in the average loans receivable balance of $113.0 million, or 28.4%, to $510.8 million for the year ended June 30, 2005 from $397.8 million for the year ended June 30, 2004. The increase was primarily due to the investment of proceeds received from the Company's stock offering, which occurred at the end of March 2004, in purchases of one- to four-family and multi-family real estate loans. The average yield on loans receivable increased 12 basis points to 5.00% for the year ended June 30, 2005 from 4.88% for the year ended June 30, 2004.

        INTEREST EXPENSE. Interest expense increased $1.2 million, or 12.5%, to $10.8 million for the year ended June 30, 2005 from $9.6 million for the year ended June 30, 2004. The average interest rates on interest-bearing liabilities increased 15 basis points to 2.27% for the year ended June 30, 2005 from 2.12% for the year ended June 30, 2004. This increase is primarily attributable to the increased volume of average deposits, specifically certificates of deposit, and an increase in the average interest rate on advances from the Federal Home Loan Bank of San Francisco.

        Average time deposits increased by $40.2 million, or 23.5%, to $211.6 million for the year ended June 30, 2005 from $171.4 million for the year ended June 30, 2004. Although the average cost of interest-bearing deposits declined for each category for the year ended June 30, 2005 as compared to the year ended June 30, 2004, the shift in the deposit mix to a larger percentage of longer-term deposits primarily as a result of the acquisition of the Panorama City branch, caused the overall average cost of interest-bearing deposits to increase 9 basis points to 2.11% for the year ended June 30, 2005 from 2.02% for the year ended June 30, 2004.

        Average advances from the Federal Home Loan Bank of San Francisco increased $8.9 million, or 17.3%, to $60.4 million for the year ended June 30, 2005 from $51.5 million for the year ended June 30, 2004. The average cost of advances increased 43 basis points to 3.35% for the year ended June 30, 2005 from 2.92% for the year ended June 30, 2004. The primary factor for the increase in the average interest rates on advances was due to the amortization of deferred costs incurred in connection with our debt restructuring in order to better match the Company's debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

        The increases in both deposits and advances were used to support loan growth.

        PROVISION FOR LOAN LOSSES. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

        The loss ratio analysis component of the allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

        The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

        Our provision for loan losses decreased $77,000 to $406,000 for the year ended June 30, 2005 as compared to $483,000 for the year ended June 30, 2004. The allowance for loan losses as a percent of total loans was 0.45% at June 30, 2005 as compared to 0.47% at June 30, 2004. The decrease in the provision is primarily attributable to the continued shift in the loan portfolio mix from consumer loans, which have experienced a higher rate of loss for Kaiser Federal Bank, to real estate loans, which have experienced a lower rate of loss. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

        NONINTEREST INCOME. Noninterest income decreased $173,000, or 5.4%, to $3.1 million for the year ended June 30, 2005 from $3.2 million for the year ended June 30, 2004. The primary factor in the decline is attributable to the increase in the loss recognized from our investment in an affordable housing tax credit limited liability partnership. The loss recognized for the year ended June 30, 2005 was $505,000, an increase of $332,000 over the $173,000 loss recognized for the year ended June 30, 2004. This loss was partially offset by the recognition of $89,000 from the increase in the surrender value of our bank-owned life insurance policies and a $79,000 increase in service and ATM charges and fees.

        NONINTEREST EXPENSES. Our noninterest expenses increased $2.0 million, or 20.0% to $12.0 million for the year ended June 30, 2005 from $10.0 million for the year ended June 30, 2004. The increase was primarily due to a $1.2 million increase in salaries and benefits, a $179,000 increase in occupancy and equipment, a $356,000 increase in professional services, and a $275,000 increase in other operating expenses.

        Salaries and benefits represented 54.5% and 54.3% of total noninterest expense for the years ended June 30, 2005 and 2004, respectively. Total salaries and benefits increased $1.2 million, or 22.2%, to $6.6 million for the year ended June 30, 2005 from $5.4 million for the year ended June 30, 2004. The increase was primarily due to the $611,000 in ESOP compensation expense related to the establishment of the plan in March 2004, $288,000 in compensation expense related to the allocation of stock awards as part of the implementation of the Recognition and Retention Plan and $194,000 related to additional salaries and benefits at the Panorama City branch that was acquired in September 2004. The remaining increase is primarily due to normal salary increases and the hiring of additional employees.

        Occupancy and equipment expenses increased $179,000, or 14.0% to $1.5 million for the year ended June 30, 2005 from $1.3 million for the year ended June 30, 2004. The increase was primarily due to the addition of the Panorama City branch along with increases in information technology systems repair and maintenance services.

        Professional services increased $356,000, or 89.5% to $754,000 for the year ended June 30, 2005 from $398,000 for the year ended June 30, 2004. The increase was primarily due to increased audit and filing fees as a result of increased SEC and OTS compliance and reporting requirements as well as the implementation of the Recognition and Retention and Stock Option Plans. Outside consulting fees related to the acquisition of the Panorama City branch also contributed to the increase.

        Other operating expenses increased $275,000, or 29.2% to $1.2 million for the year ended June 30, 2005 from $942,000 for the year ended June 30, 2004. The increase in miscellaneous accounts resulted from the continued growth of the Bank and the amortization of the core deposit intangible related to the acquisition of the Panorama City branch in September 2004, which amounted to $108,000 for the year ended June 30, 2005.

        INCOME TAX EXPENSE. Income tax expense for the year ended June 30, 2005 was $3.0 million as compared to $2.0 million for the year ended June 30, 2004. This increase is primarily a result of an increase in pre-tax income of $2.8 million, offset by an increase in tax credits received from our affordable housing tax credit investment for the year ended June 30, 2005. The effective tax rate was 37.4% and 38.6% for the years ended June 30, 2005 and 2004, respectively.

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

        Interest income on loans increased $274,000, or 1.4%, to $19.4 million for the year ended June 30, 2004 from $19.1 million for the year ended June 30, 2003. The change was a result of an increase in the average balance of the portfolio of $89.6 million to $397.8 million for the year ended June 30, 2004 from $308.2 million for the year ended June 30, 2003, combined with a decrease on the overall average yield on loans of 4.88% for the year ended June 30, 2004 as compared to 6.21% for the year ended June 30, 2003, primarily due to a general decrease in the market rates of interest combined significant levels of loan prepayments that resulted in a high level of loan purchase premium amortization.

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

        PROVISION FOR LOAN LOSSES. Our provision for loan losses decreased $641,000 to $483,000 for the year ended June 30, 2004 compared to $1.1 million for the year ended June 30, 2003. The allowance for loan losses as a percent of total loans was 0.47% at June 30, 2004 as compared to 0.58% at June 30, 2003. The decrease in the provision is primarily attributable to the significant shift in the loan portfolio mix from consumer loans, which have experienced a higher rate of loss for Kaiser Federal Bank, to real estate loans, which have experienced a lower rate of loss. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

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

LIQUIDITY AND COMMITMENTS

        Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements previously imposed by Office of Thrift Supervision regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

        Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Business - Lending Activities." We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2005, the total approved loan commitments unfunded amounted to $16.1 million, which includes the unadvanced portion of loans of $6.0 million. Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2005, totaled $124.5 million and $11.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

        At June 30, 2005 we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $115.2 million.

        Subsequent to year end, we have committed to purchase an additional $90.0 million of fixed-rate real estate loans. To fund these loans, we have also committed to borrow $90.0 million in fixed-rate borrowings from the Federal Home Loan Bank of San Francisco. These commitments were made in accordance with the normal business operations of the Bank.

CONTRACTUAL OBLIGATIONS

        In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes the Company's long-term contractual obligations at June 30, 2005.

                                                            LESS THAN         1 - 3           3 - 5        MORE THAN 5
CONTRACTUAL OBLIGATIONS                       TOTAL          1 YEAR           YEARS           YEARS           YEARS
---------------------------------------   -------------   -------------   -------------   -------------   -------------
                                                                     (Dollars in thousands)
FHLB advances                             $      71,000   $      11,000   $      30,000   $      30,000   $           -
Operating lease obligations                       3,367             624           1,066             993             684
Loan commitments to purchase
  residential mortgage loans                     10,000          10,000               -               -               -
Loan commitments to originate
  residential mortgage loans                        120             120               -               -               -
Available home equity and unadvanced
  lines of credit                                 6,011           6,011               -               -               -
Deposits                                        225,238         124,507          56,591          44,140               -
Commitments to fund equity
  investment in tax credit fund                     450             450               -               -               -
                                          -------------   -------------   -------------   -------------   -------------

Total commitments and
  contractual obligations                 $     316,186   $     152,712   $      87,657   $      75,133   $         684
                                          =============   =============   =============   =============   =============

CAPITAL

        Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total stockholders' equity was $90.8 million at June 30, 2005 or 14.18%, of total assets on that date. As of June 30, 2005, we exceeded all regulatory capital requirements. The Bank's regulatory capital ratios at June 30, 2005 were as follows: core capital 10.17%; Tier I risk-based capital 16.12%; and total risk-based capital 16.74%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See "How We Are Regulated - Regulatory Capital Requirements."

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

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING RULES

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

        In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

        o       Originating and purchasing adjustable rate loans,

        o Originating a reasonable volume of short- and intermediate-term consumer loans,

        o Managing our deposits to establish stable deposit relationships, and

        o Using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

        The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following tables, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank's net portfolio value at June 30, 2005 and June 30, 2004 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change. For the year ended June 30, 2004, a reduction in interest rates of more than 100 basis points is not presented because it would compute to a rate less than zero for certain products.

                                                                 June 30, 2005
                             ---------------------------------------------------------------------------------------

       Change in
   Interest Rates in
  Basis Points ("bp")                       Net Portfolio Value                        NPV as % of PV of Assets
      (Rate Shock            ---------------------------------------------------    --------------------------------
       in Rates)                $ Amount           $ Change          % Change         NPV Ratio        Change (bp)
------------------------     ----------------    --------------    -------------    --------------    ---------------
                                   (Dollars in thousands)
        +300 bp              $        54,641     $    (24,671)           -31%             9.20%              (334)
        +200 bp                       64,059          (15,253)           -19             10.54               (200)
        +100 bp                       72,638           (6,674)            -8             11.70                (84)
           0 bp                       79,312               --             --             12.54                 --
        -100 bp                       81,069            1,757              2             12.68                 14
        -200 bp                       78,872             (440)            -1             12.27                (27)

                                                                 June 30, 2004
                             ---------------------------------------------------------------------------------------

       Change in
   Interest Rates in
  Basis Points ("bp")                       Net Portfolio Value                        NPV as % of PV of Assets
      (Rate Shock            ---------------------------------------------------    --------------------------------
       in Rates)                $ Amount           $ Change          % Change         NPV Ratio        Change (bp)
------------------------     ----------------    --------------    -------------    --------------    ---------------
                                   (Dollars in thousands)
        +300 bp              $        39,800     $    (34,698)           -47%             7.50%              (553)
        +200 bp                       51,850          (22,648)           -30              9.52               (351)
        +100 bp                       63,771          (10,727)           -14             11.42               (162)
           0 bp                       74,498               --             --             13.04                 --
        -100 bp                       80,522            6,024              8             13.88                 85
        -200 bp                          n/a              n/a            n/a               n/a                n/a

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

        Please see pages F-1 through F-33 following the signature page of this Form 10-K.

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

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the fiscal year ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

        None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        DIRECTORS AND EXECUTIVE OFFICERS. The information required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

        SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

        CODE OF ETHICS. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company's and the Bank's Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company's Code of Ethics is available on our website at WWW.KFED.COM.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information concerning executive compensation required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     Financial Statements:

        See Part II - Item 8. Financial Statements and Supplementary Data.

(b)     Exhibits:

        3.1     Charter of K-Fed Bancorp (1)
        3.2     Bylaws of K-Fed Bancorp (1)
        4.0     Form of Stock Certificate of K-Fed Bancorp (1)
        10.1    Registrant's Employee Stock Ownership Plan (1)
        10.2    Registrant's Executive Non-Qualified Retirement Plan (1)
        10.3    Registrant's 2004 Stock Option Plan (2)
        10.4    Registrant's 2004 Recognition and Retention Plan (2)
        21.0    Subsidiaries of the Registrant (1)
        23.1    Consent of Crowe Chizek and Company LLP
        23.2    Consent of McGladrey and Pullen LLP
        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
--------------------------------------------------------------------------------

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration No. 333-111029), and incorporated herein by reference.
(2) Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on September 23, 2004.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        K-Fed Bancorp

Date:   September 21, 2005              /s/ Kay M. Hoveland
                                        --------------------------------------
                                        Kay M. Hoveland
                                        President and Chief Executive Officer
                                        Duly authorized representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   September 21, 2005              /s/ James L. Breeden
                                        --------------------------------------
                                        James L. Breeden
                                        Director and Chairman of the Board

Date:   September 21, 2005              /s/ Kay M. Hoveland
                                        --------------------------------------
                                        Kay M. Hoveland
                                        Director, President and Chief Executive
                                        Officer Principal Executive Officer

Date:   September 21, 2005              /s/ Rita H. Zwern
                                        --------------------------------------
                                        Rita H. Zwern
                                        Director and Secretary

Date:   September 21, 2005              /s/ Gerald A. Murbach
                                        --------------------------------------
                                        Gerald A. Murbach
                                        Director

Date:   September 21, 2005              /s/ Marilyn T. Owsley
                                        --------------------------------------
                                        Marilyn T. Owsley
                                        Director

Date:   September 21, 2005              /s/ Robert C. Steinbach
                                        --------------------------------------
                                        Robert C. Steinbach
                                        Director

Date:   September 21, 2005              /s/ Frank G. Nicewicz
                                        --------------------------------------
                                        Frank G. Nicewicz
                                        Director

Date:   September 21, 2005              /s/ Daniel A. Cano
                                        --------------------------------------
                                        Daniel A. Cano
                                        Chief Financial Officer
                                        Principal Financial and Accounting
                                        Officer

                                  K-FED BANCORP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                      PAGE

Reports of Independent Registered Public Accounting Firm                     F-2

Consolidated Statements of Financial Condition at June 30, 2005
  and 2004                                                                   F-4

Consolidated Statements of Income for the Years Ended
  June 30, 2005, 2004, and 2003                                              F-5

Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the Years Ended June 30, 2005, 2004, and 2003                   F-6

Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2005, 2004, and 2003                                              F-7

Notes to Consolidated Financial Statements                                   F-8


THE CONSOLIDATED FINANCIAL STATEMENTS OF K-FED MUTUAL HOLDING COMPANY HAVE BEEN OMITTED BECAUSE K-FED MUTUAL HOLDING COMPANY HAS NOT CONDUCTED ANY BUSINESS OTHER THAN THAT OF AN ORGANIZATIONAL NATURE.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
K-Fed Bancorp
Covina, California


We have audited the accompanying consolidated statement of financial condition of K-Fed Bancorp and Subsidiary as of June 30, 2005 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Fed Bancorp and Subsidiary as of June 30, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ Crowe Chizek and Company LLP
--------------------------------

Crowe Chizek and Company LLP
Oak Brook, Illinois
August 11, 2005

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
K-Fed Bancorp
Covina, California


We have audited the accompanying consolidated statement of financial condition of K-Fed Bancorp (the Company) and Subsidiary as of June 30, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Fed Bancorp and Subsidiary as of June 30, 2004 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen LLP
--------------------------

McGladrey & Pullen LLP
Irvine, California
August 10, 2004


                                              K-FED BANCORP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (Dollars in thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------

                                                                                      JUNE 30              JUNE 30
                                                                                        2005                 2004
                                                                                  -----------------     ---------------
                                                         ASSETS
  Cash and due from banks                                                         $           6,990     $         6,923
  Federal funds sold                                                                         10,325               5,235
                                                                                  -----------------     ---------------
      Total cash and cash equivalents                                                        17,315              12,158

  Interest bearing deposits in other financial institutions                                   9,010               2,970
  Securities available-for-sale                                                              18,848              21,003

  Securities held-to-maturity, fair value of $30,688 and $40,940
    at June 30, 2005 and 2004, respectively                                                  30,834              41,361
  Federal Home Loan Bank stock, at cost                                                       4,027               3,290

  Loans receivable                                                                          539,025             496,645
  Deferred net loan origination fees                                                            (32)               (332)
  Net premium on purchased loans                                                                982               2,221
  Allowance for loan losses                                                                  (2,408)             (2,328)
                                                                                  -----------------     ---------------
      Loans receivable, net                                                                 537,567             496,206

  Accrued interest receivable                                                                 2,310               2,043
  Premises and equipment, net                                                                 1,491               1,524
  Core deposit intangible                                                                       568                   -
  Goodwill                                                                                    3,950                   -
  Bank-owned life insurance                                                                  10,089                   -
  Other assets                                                                                3,873               3,867
                                                                                  -----------------     ---------------
        Total assets                                                              $         639,882     $       584,422
                                                                                  =================     ===============
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Noninterest bearing                                                           $          43,744     $        38,020
    Interest bearing                                                                        432,048             384,933
                                                                                  -----------------     ---------------
      Total deposits                                                                        475,792             422,953

  Federal Home Loan Bank advances, short-term                                                11,000              20,000
  Federal Home Loan Bank advances, long-term                                                 59,777              50,000
  Accrued expenses and other liabilities                                                      2,553               2,353
                                                                                  -----------------     ---------------
      Total liabilities                                                                     549,122             495,306

STOCKHOLDERS' EQUITY
  Nonredeemable serial preferred stock, $.01 par value;
    2,000,000 shares authorized; issued and outstanding - none                                    -                   -
  Common stock, $.01 par value; 18,000,000 authorized;
    June 30, 2005 - 14,711,800 shares issued,
    June 30, 2004 - 14,548,500 shares issued.                                                   147                 146

  Additional paid-in capital                                                                 57,541              55,083
  Retained earnings                                                                          42,689              38,513
  Accumulated other comprehensive loss, net of tax                                             (168)               (190)
  Unearned employee stock ownership plan shares                                              (3,981)             (4,436)
  Unearned employee stock award shares                                                       (2,015)                  -
  Treasury stock, at cost (June 30, 2005 - 278,470 shares;
    June 30, 2004 - no shares)                                                               (3,453)                  -
                                                                                  -----------------     ---------------

      Total stockholders' equity                                                             90,760              89,116
                                                                                  -----------------     ---------------
        Total liabilities and stockholders' equity                                $         639,882     $       584,422
                                                                                  =================     ===============

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                                                                     F-4


                                              K-FED BANCORP AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                AND COMPREHENSIVE INCOME
                                      (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------


                                                                                  YEARS ENDED JUNE 30

                                                                --------------------------------------------------------
                                                                      2005                2004                2003
                                                                ----------------    ----------------    ----------------
INTEREST INCOME
  Interest and fees on loans                                    $         25,519    $         19,423    $         19,149
  Interest on securities, taxable                                          1,935               1,716                 561
  Federal Home Loan Bank dividends                                           151                 111                  85
  Other interest                                                             563                 787                 649
                                                                ----------------    ----------------    ----------------
      Total interest income                                               28,168              22,037              20,444
                                                                ----------------    ----------------    ----------------
INTEREST EXPENSE
  Interest on Federal Home Loan Bank advances                              2,022               1,503               1,038
  Interest on deposits                                                     8,778               8,119               7,327
                                                                ----------------    ----------------    ----------------
      Total interest expense                                              10,800               9,622               8,365
                                                                ----------------    ----------------    ----------------
NET INTEREST INCOME                                                       17,368              12,415              12,079
Provision for loan losses                                                    406                 483               1,124
                                                                ----------------    ----------------    ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       16,962              11,932              10,955
                                                                ----------------    ----------------    ----------------
NONINTEREST INCOME
  Service charges and fees                                                 1,845               1,911               1,724
  ATM fees and charges                                                     1,355               1,210               1,155
  Referral commissions                                                       207                 221                 230
  Loss on equity investment                                                 (505)               (173)                  -
  Bank-owned life insurance                                                   89                   -                   -
  Other noninterest income                                                    65                  60                  77
                                                                ----------------    ----------------    ----------------
      Total noninterest income                                             3,056               3,229               3,186
                                                                ----------------    ----------------    ----------------
NONINTEREST EXPENSE
  Salaries and benefits                                                    6,562               5,433               5,257
  Occupancy and equipment                                                  1,459               1,280               1,193
  ATM expense                                                              1,049                 976                 999
  Advertising and promotional                                                401                 411                 470
  Professional services                                                      754                 398                 555
  Postage                                                                    268                 266                 295
  Telephone                                                                  331                 294                 331
  Other operating expense                                                  1,217                 942                 892
                                                                ----------------    ----------------    ----------------
      Total noninterest expense                                           12,041              10,000               9,992
                                                                ----------------    ----------------    ----------------
INCOME BEFORE INCOME TAX EXPENSE                                           7,977               5,161               4,149
Income tax expense                                                         2,980               1,993               1,710
                                                                ----------------    ----------------    ----------------
NET INCOME                                                      $          4,997    $          3,168    $          2,439
                                                                ================    ================    ================
COMPREHENSIVE INCOME                                            $          5,019    $          2,978    $          2,439
                                                                ================    ================    ================
EARNINGS PER COMMON SHARE:
  Basic                                                         $           0.36    $           0.06                n/m*
  Diluted                                                       $           0.36    $           0.06                n/m*
* NOT MEANINGFUL.  SEE NOTE 1 AND 18


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                                                                     F-5


                                                    K-FED BANCORP AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                            (Dollars in thousands, except per share data)


                                                      COMMON STOCK
                                                   -------------------
                                                                                               ACCUMULATED
                                                                        ADDITIONAL               OTHER
                                     COMPREHENSIVE                       PAID-IN    RETAINED  COMPREHENSIVE
                                        INCOME       SHARES    AMOUNT    CAPITAL    EARNINGS    LOSS, NET
                                     ------------- ---------- --------  ---------- ---------- -------------
Balance, June 30, 2002                                      - $      -  $        - $   32,956 $           -
Net income for the year ended
   June 30, 2003                                            -        -           -      2,439             -
                                     ------------- ---------- --------  ---------- ---------- -------------
Balance, June 30, 2003                                      -        -           -     35,395             -
COMPREHENSIVE INCOME
  Net income for the year ended
   June 30, 2004                     $       3,168          -        -           -      3,168             -
  Other comprehensive income -
    unrealized loss on
    securities, net of tax                    (190)         -        -           -          -         (190)
                                     -------------
  TOTAL COMPREHENSIVE INCOME         $       2,978
                                     =============
Distribution to capitalize K-Fed
  Mutual Holding Company                                1,000        -           -        (50)            -
Common stock issued to K-Fed
  Mutual Holding Company                            8,860,750        -           -          -             -
Common stock issued                                 5,231,810      146      50,507          -             -
Shares acquired by ESOP                               454,940        -       4,549          -             -
Allocation of ESOP common stock                             -        -          27          -             -
                                                   ---------- --------  ---------- ---------- -------------
Balance, June 30, 2004                             14,548,500      146      55,083     38,513         (190)
COMPREHENSIVE INCOME
  Net income for the year ended
   June 30, 2005                     $       4,997          -        -           -      4,997             -
  Other comprehensive income -
    unrealized gain on
    securities, net of tax                      22          -        -           -          -            22
                                     -------------
  TOTAL COMPREHENSIVE INCOME         $       5,019
                                     =============
Dividends declared
  ($0.16 per share) *                                       -        -           -       (821)            -
Issuance of stock awards                              166,300        1       2,344          -             -
Purchase of treasury stock                                  -        -           -          -             -
Allocation of stock awards                                  -        -           -          -             -
Forfeiture of stock awards                             (3,000)       -         (42)         -             -
Allocation of ESOP common stock                             -        -         156          -             -
                                                   ---------- --------  ---------- ---------- -------------
Balance, June 30, 2005                             14,711,800 $    147  $   57,541 $   42,689 $       (168)
                                                   ---------- --------  ---------- ---------- -------------


                                                           TREASURY STOCK
                                                        --------------------

                                  UNEARNED   UNEARNED
                                    ESOP      STOCK
                                   SHARES     AWARDS     SHARES     AMOUNT      TOTAL
                                 ---------- ----------  --------  ----------  ---------

Balance, June 30, 2002           $        - $        -         -  $        -  $  32,956
Net income for the year ended
   June 30, 2003                          -          -         -           -      2,439
                                 ---------- ----------  --------  ----------  ---------
Balance, June 30, 2003                    -          -         -           -     35,395
COMPREHENSIVE INCOME
  Net income for the year ended
   June 30, 2004                          -          -         -           -      3,168
  Other comprehensive income -
    unrealized loss on
    securities, net of tax                -          -         -           -       (190)

  TOTAL COMPREHENSIVE INCOME

Distribution to capitalize K-Fed
  Mutual Holding Company                  -          -         -           -        (50)
Common stock issued to K-Fed
  Mutual Holding Company                  -          -         -           -          -
Common stock issued                       -          -         -           -     50,653
Shares acquired by ESOP             (4,549)          -         -           -          -
Allocation of ESOP common stock        113           -         -           -        140
                                 ---------- ----------  --------  ----------  ---------
Balance, June 30, 2004              (4,436)          -         -           -     89,116
COMPREHENSIVE INCOME
  Net income for the year ended
   June 30, 2005                         -           -         -           -      4,997
  Other comprehensive income -
    unrealized gain on
    securities, net of tax               -           -         -           -         22

  TOTAL COMPREHENSIVE INCOME

Dividends declared
  ($0.16 per share) *                    -           -         -           -       (821)
Issuance of stock awards                 -      (2,345)        -           -          -
Purchase of treasury stock               -           -  (278,470)     (3,453)    (3,453)
Allocation of stock awards               -         288         -           -        288
Forfeiture of stock awards               -          42         -           -          -
Allocation of ESOP common stock        455           -         -           -        611
                                 ---------- ----------  --------  ----------  ---------
Balance, June 30, 2005           $  (3,981) $   (2,015) (278,470) $   (3,453) $  90,760
                                 ---------- ----------  --------  ----------  ---------

------------------------------
*  K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                                                         F-6


                                             K-FED BANCORP AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands, except per share data)


                                                                                       YEARS ENDED JUNE 30
                                                                           ------------------------------------------
                                                                               2005           2004           2003
                                                                           ------------   ------------   ------------
OPERATING ACTIVITIES
    Net income                                                             $     4,997    $     3,168    $     2,439
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of net premium on securities                                   164            189            148
       Amortization of net premiums on loan purchases                            1,357          2,863          1,221
       Accretion of net loan origination fees                                      (53)           (94)           (85)
       Accretion of net premiums on purchased certificates of deposit              (99)             -              -
       Provision for loan losses                                                   406            483          1,124
       Federal Home Loan Bank stock dividend                                      (151)          (111)           (85)
       Depreciation and amortization                                               459            383            292
       Amortization of core deposit intangible                                     108              -              -
       Loss on equity investment                                                   505            173              -
       Increase in cash surrender value of bank-owned life insurance               (89)             -              -
       Amortization of debt exchange costs                                         250              -              -
       Allocation of ESOP common stock                                             611            140              -
       Allocation of stock awards                                                  288              -              -
       Net change in deferred income taxes                                        (258)           (20)          (224)
       Net change in accrued interest receivable                                  (267)          (374)          (339)
       Net change in other assets                                                  (19)           462           (128)
       Net change in accrued expenses and other liabilities                        198            234            (81)
                                                                           ------------   ------------   ------------

    Net cash provided by operating activities                                    8,407          7,496          4,282
                                                                           ------------   ------------   ------------

INVESTING ACTIVITIES
    Purchases of held-to-maturity securities                                    (5,000)       (47,813)        (9,628)
    Proceeds from maturities of held-to-maturity securities                     15,428         20,522         15,020
    Purchases of available-for-sale securities                                       -        (21,837)             -
    Proceeds from maturities of available-for-sale securities                    2,127            499              -
    Net change in interest bearing deposits with other financial
       institutions                                                             (6,040)         3,467         16,941
    Purchases of loans                                                        (151,145)      (286,162)      (234,303)
    Net change in loans, excluding loan purchases                              108,098        176,344         79,317
    Purchase of FHLB stock                                                      (1,547)          (577)        (1,594)
    Redemption of FHLB stock                                                       961              -              -
    Purchase of equity investment                                                 (229)        (2,670)             -
    Purchase of bank-owned life insurance                                      (10,000)             -              -
    Net cash received from branch acquisition                                   56,491              -              -
    Purchases of premises and equipment                                           (408)          (618)          (376)
                                                                           ------------   ------------   ------------

    Net cash provided by (used in) investing activities                          8,736       (158,845)      (134,623)
                                                                           ------------   ------------   ------------

FINANCING ACTIVITIES
    Proceeds from FHLB advances                                                208,416         32,000         52,030
    Repayment of FHLB advances                                                (207,416)       (12,000)        (4,030)
    Debt exchange costs                                                           (473)             -              -
    Net change in deposits                                                      (8,239)        76,714         94,201
    Net proceeds from stock issuance                                                 -         50,653              -
    Dividends paid on common stock                                                (821)             -              -
    Purchase of treasury stock                                                  (3,453)             -              -
    Distribution to capitalize K-Fed Mutual Holding Company                          -            (50)             -
                                                                           ------------   ------------   ------------

    Net cash (used in) provided by financing activities                        (11,986)       147,317        142,201
                                                                           ------------   ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          5,157         (4,032)        11,860
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  12,158         16,190          4,330
                                                                           ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    17,315    $    12,158    $    16,190
                                                                           ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid on deposits and FHLB advances                            $    10,638    $     9,627    $     8,368
    Income taxes paid                                                            2,942          2,106          2,150


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                                                                   F-7

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS: K-Fed Bancorp (the Company) is a majority-owned subsidiary of K-Fed Mutual Holding Company (the Parent). The Company and its Parent are holding companies. The Company's sole subsidiary, Kaiser Federal Bank (the Bank), is a federally chartered savings association, which provides retail and commercial banking services to individual and business customers from its 5 branches throughout California. While the Bank originates all types of retail, and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions. The accounting and reporting policies of the Company and the Bank conform to U.S. generally accepted accounting principles (GAAP) and general industry practices.

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

        EXECUTION OF PLAN OF STOCK ISSUANCE: On November 22, 2003, and amended on February 9, 2004, the Board of Directors adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering, with the majority of the common stock owned by K-Fed Mutual Holding Company. The plan was accomplished through the sale to eligible depositors on March 30, 2004 of 5,686,750 shares (including shares allocated to the Employee Stock Ownership Plan), representing 39.09% of the Company's stock.

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

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL
        STATEMENTS: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of financial instruments, and mortgage-loan prepayment assumptions used to determine the effective interest amortization of loan premiums and discounts.

        CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other time deposits that have an original maturity of less than 90 days. For purposes of the Statement of Cash Flows, the Company reports net cash flows for customer loan transactions (excluding loan purchases) and deposit transactions, as well as transactions involving interest bearing deposits in other financial institutions.

        INTEREST BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS: Interest bearing deposits in other financial institutions consist of interest-bearing time deposits in depository institutions with an original maturity equal to or greater than 90 days and are carried at cost.

        SECURITIES: Securities available-for-sale represent securities that may be sold prior to maturity. These securities are stated at fair value, and any unrealized net gains and losses are reported as a separate component of equity until realized, net of any tax effect. Estimated fair values for investments are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Premiums or discounts are recognized in interest income using the effective interest method over the estimated life of the investment. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

        Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and the yield on alternative investments. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

        Securities for which the Company has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts.

        FEDERAL HOME LOAN BANK STOCK: The Bank, as a member of the Federal Home Loan Bank of San Francisco (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost.

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        LOANS: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by net premiums on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest rate. Net premiums on purchased loans are recognized in interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method. The estimated lives of these loan pools are re-evaluated periodically based on actual prepayments. The current estimated lives of these loan pools range from two to eight years. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the estimated lives of the related loans.

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

        We underwrite each purchased loan, however, in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing released to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs.

        ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

        The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        general component covers non-classified loans and is based on historical loss experience for consumer loans and peer group loss experience for real estate loans adjusted for qualitative factors.

        A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Commercial real estate loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

        Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

        TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

        BANK-OWNED LIFE INSURANCE: The Bank has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

        INVESTMENT IN LIMITED LIABILITY PARTNERSHIP: The Company has a 14% investment in an affordable housing fund totaling $2,222,000 and $2,497,000 at June 30, 2005 and 2004, respectively, with a commitment to fund an additional $450,000 at June 30, 2005, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balances sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

        GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        Other intangible assets consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which was determined to be 8 years.

        LONG-TERM ASSETS: Premises and equipment, core deposit and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

        LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS: Financial instruments include off-balance-sheet credit instruments, such as commitments to make or purchase loans. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock based compensation cost is reflected in net income, as all options granted had an exercise price equal to or grater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (dollars in thousands).

                                                                  2005
                                                             --------------
                Net income as reported                       $       4,997
                Deduct:  Stock-based compensation expense
                   determined under fair value based method           (206)
                                                             --------------
                Pro forma net income                         $       4,791
                                                             ==============

                Basic earnings per share as reported         $        0.36
                Pro forma basic earnings per share           $        0.34

                Diluted earnings per share as reported       $        0.36
                Pro forma diluted earnings per share         $        0.34

        No activity for the years ended June 30, 2004, and 2003 is reported as the Stock Option Plan was not adopted until November 16, 2004.

        The fair value of options granted and pro forma effects are computed using the Black-Scholes option pricing valuation model with the following assumptions as of the grant date.

                                                                11/16/04
                                                             --------------
                Risk-free interest rate                          3.54%
                Expected option life                            5 years
                Expected stock price volatility
                                                                 39.18%
                Expected dividend yield                           1.33%

                Estimated fair value of stock option granted      $5.10

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

        EMPLOYEE STOCK OWNERSHIP PLAN (ESOP): The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to service the debt.

        EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

        COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

        NEW ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board issued a revised version of Statement of Financial Accounting Standards No. 123. It requires that the fair value of stock options and other share-based compensation be measured as of the date the grant is awarded and expensed over the period of employee service, typically the vesting period. It will be required for the Company as of July 1, 2005. Compensation cost will also be recorded for previously awarded options to the extent that they vest after the effective date. The effect of this pronouncement on future operations will depend on the fair value of options issued after June 30, 2005 and thereafter, cannot be determined at this time. Existing options that will vest after June 30, 2005 will result in expense of $370,000 for the years ending June 30, 2006, 2007, 2008, 2009, and $139,000 for the year ending June 30,
        2010.

        LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

        RESTRICTIONS ON CASH: The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances is approximately $1,129,000 and $924,000 at June 30, 2005 and 2004,
        respectively.

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

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        OPERATING SEGMENTS: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

2.      INVESTMENTS

        The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows:

                                                                                 GROSS                 GROSS
                                                          FAIR                 UNREALIZED           UNREALIZED
                                                         VALUE                   GAINS                LOSSES
                                                   -------------------    ---------------------    --------------
                                                                          (Dollars in thousands)
        2005
        ----
          U.S. government agency and government
            sponsored entity bonds                   $        10,864         $             -         $    (136)
          Mortgage-backed
            Freddie Mac                                        7,984                       -              (150)
                                                   -------------------    ---------------------    --------------
              Total                                  $        18,848         $             -         $    (286)
                                                   ===================    =====================    ==============

        2004
        ----
         U.S. government agency and government
           sponsored entity bonds                    $        10,890         $             -         $    (110)
          Mortgage-backed
            Freddie Mac                                       10,113                       -              (213)
                                                   -------------------    ---------------------    --------------
              Total                                  $        21,003         $             -         $    (323)
                                                   ===================    =====================    ==============

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                                   GROSS                   GROSS
                                              CARRYING          UNRECOGNIZED            UNRECOGNIZED             FAIR
                                               AMOUNT              GAINS                   LOSSES                VALUE
                                            -------------    -------------------    ---------------------    --------------
                                                                        (Dollars in thousands)
         2005
         ----
         U.S. government agency and         $    10,000      $               -      $              (70)      $      9,930
            government sponsored entity
            bonds
         Mortgage-backed
           Fannie Mae                               541                      9                       -                550
           Freddie Mac                              335                      5                       -                340
           Ginnie Mae                               250                      2                     (10)               242
         Collateralized mortgage
           obligations
           Fannie Mae                             4,617                      1                     (21)             4,597
           Freddie Mac                           12,570                     10                    (104)            12,476
           Ginnie Mae                             2,521                     32                       -              2,553
                                            -------------    -------------------    ---------------------    --------------
             Total                          $    30,834      $              59      $             (205)      $     30,688
                                            =============    ===================    =====================    ==============

         2004
         ----
         U.S. government agency and         $    10,000      $               -      $              (20)      $      9,980
            government sponsored entity
            bonds
         Mortgage-backed
           Fannie Mae                               732                     13                       -                745
           Freddie Mac                              454                      -                      (3)               451
           Ginnie Mae                               310                      5                       -                315
         Collateralized mortgage
           obligations
           Fannie Mae                             7,342                     22                    (180)             7,184
           Freddie Mac                           18,049                     21                    (334)            17,736
           Ginnie Mae                             4,474                     55                       -              4,529
                                            -------------    -------------------    ---------------------    --------------
             Total                          $    41,361      $             116      $             (537)      $     40,940
                                            =============    ===================    =====================    ==============

        There were no sales of securities during the years ending June 30, 2005, 2004, and 2003.

        The fair value of debt securities and carrying amount, if different, at June 30, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                                 HELD-TO-MATURITY                  AVAILABLE-FOR-SALE
                                                     -----------------------------------------    ----------------------
                                                         CARRYING                 FAIR                    FAIR
                                                          AMOUNT                  VALUE                   VALUE
                                                     ------------------    -------------------    ----------------------
                                                                           (Dollars in thousands)
        Due within one year                          $              -      $               -      $             5,436
        Due from one year to five years                        10,000                  9,930                    5,428
        Due from five years to ten years                            -                      -                        -
        Due after ten years                                         -                      -                        -
        Mortgage-backed securities and
          Collateralized mortgage obligations                  20,834                 20,758                    7,984
                                                     ------------------    -------------------    ----------------------
                                                     $         30,834      $          30,688      $            18,848
                                                     ==================    ===================    ======================

      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        Securities with unrealized losses at June 30, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                       Less than 12 months             12 Months or more                  Total
                                    ---------------------------    --------------------------    -------------------------
                                       Fair        Unrealized        Fair        Unrealized        Fair        Unrealized
                                      Value           Loss           Value          Loss           Value          Loss
                                    -----------    ------------    ----------    ------------    ----------    -----------
                                                                 (Dollars in thousands)
        2005
        ----
        DESCRIPTION OF SECURITIES
          U.S. government agency    $     9,930     $      (70)    $   10,864    $      (136)    $   20,794    $     (206)
          Mortgage-backed                    74             (9)         8,040           (151)         8,114          (160)
          Collateralized mortgage
              obligations                 9,601            (48)         5,134            (77)        14,735          (125)
                                    -----------    ------------    ----------    ------------    ----------    -----------
               Total temporarily
                 impaired           $    19,605    $      (127)    $   24,038    $      (364)    $   43,643    $     (491)
                                    ===========    ============    ==========    ============    ==========    ===========
        2004
        ----
        DESCRIPTION OF SECURITIES
          U.S. government agency    $    20,870    $      (130)    $        -    $         -     $   20,870    $     (130)
          Mortgage-backed                10,567           (216)             -              -         10,567          (216)
          Collateralized mortgage
              obligations                17,433           (514)             -              -         17,433          (514)
                                    -----------    ------------    ----------    ------------    ----------    -----------
               Total temporarily
                 impaired           $    48,870    $      (860)    $        -    $         -     $   48,870    $     (860)
                                    ===========    ============    ==========    ============    ==========    ===========

        The Company evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

        At June 30, 2005, fourteen debt securities have unrealized losses with aggregate depreciation of 1% for the Company's amortized cost basis. The unrealized losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, and fully expects to recover their value, no declines are deemed to be other than temporary.

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

3.      LOANS

        The composition of loans consists of the following:

                                                                            JUNE 30
                                                             --------------------------------------
                                                                   2005                2004
                                                             ------------------  ------------------
                                                                    (Dollars in thousands)
        Real Estate:
            One-to-Four family residential, fixed rate       $      133,854      $       82,104
            One-to-Four family residential, variable rate           238,280             259,672
            Multi-family residential, variable rate                  87,650              72,519
            Commercial real estate, variable rate                    32,383              26,879
                                                             ------------------  ------------------
                                                                    492,167             441,174
                                                             ------------------  ------------------
        Consumer:
            Vehicle                                                  38,613              47,359
            Home equity                                                 601                 437
            Other consumer loans, primarily unsecured                 7,644               7,675
                                                             ------------------  ------------------
                                                                     46,858              55,471
                                                             ------------------  ------------------
        Total loans                                                 539,025             496,645
        Deferred net loan origination fees                              (32)               (332)
        Net premiums on purchased loans                                 982               2,221
        Allowance for loan losses                                    (2,408)             (2,328)
                                                             ------------------  ------------------
                                                             $      537,567      $      496,206
                                                             ==================  ==================

        In addition to the above, the Company participates with other financial institutions in certain loans they have originated. The Company continues to service the participants' balance, which at June 30, 2005 totaled approximately $4.0 million and represented 5 loans. The Company receives a servicing fee of 25 basis points on these participated loans.

        The Company has purchased real-estate loan participations originated by other financial institutions. All of these loan participations were purchased without recourse and are secured by real property. The originating financial institution performs all servicing functions on these loans.

        The following is an analysis of the changes in the allowance for loan losses:

                                                    YEARS ENDED JUNE 30
                                      -------------------------------------------------
                                           2005              2004             2003
                                      ---------------   --------------  ---------------
                                                   (Dollars in thousands)
        Balance, beginning of year    $        2,328    $       2,281   $       1,744
        Provision for loan losses                406              483           1,124
        Recoveries                               222              301             313
        Loans charged off                       (548)            (737)           (900)
                                      ---------------   --------------  ---------------
        Balance, end of year          $        2,408    $       2,328   $       2,281
                                      ===============   ==============  ===============

        There were no loans individually classified as impaired during the periods or as of June 30, 2005 and 2004.

                          K-FED BANCORP AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        Loans on which accrual of interest has been discontinued or reduced amounted to $787,000, $82,000 and $26,000 at June 30, 2005, 2004, and
        2003 respectively. If interest on those loans had been accrued, such income would have approximated $25,000, $4,000, and $1,000 for the years ended June 30, 2005, 2004, and 2003 respectively. The effects of troubled debt restructurings are not considered material to the Company's financial position and results of operations.

4.      CONCENTRATIONS OF CREDIT RISK

        The Kaiser Permanente Medical Care Program employs a large percentage of the Bank's account holders. Further, a significant concentration of the Bank's borrowers resides in California. Although the Bank has a diversified loan portfolio, borrowers' ability to repay loans may be affected by the economic climate of either the health care industry or the overall geographic region in which borrowers reside.

5.       PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

                                                                     JUNE 30
                                                       ------------------------------------
                                                             2005                2004
                                                       ----------------    ----------------
                                                             (Dollars in thousands)
        Leasehold improvements                         $         378       $         332
        Furniture and equipment                                3,283               3,050
                                                       ----------------    ----------------
                                                               3,661               3,382
        Accumulated depreciation and amortization             (2,170)             (1,858)
                                                       ----------------    ----------------
                                                       $       1,491       $       1,524
                                                       ================    ================

        Depreciation expense on premises and equipment totaled $459,000, $383,000, and $292,000 for the years ended June 30, 2005, 2004, and
        2003, respectively.

        The Company leases office space in five buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

        Minimum rental payments under operating leases with initial or remaining terms of one year or more at June 30, 2005 are as follows (dollars in thousands):

                YEARS ENDED JUNE 30,
                2006                               $           624
                2007                                           532
                2008                                           534
                2009                                           540
                2010                                           453
                Thereafter                                     684
                                                  -----------------
                                                   $         3,367
                                                  =================

        Rental expense, including property taxes and common area maintenance for the years ended June 30, 2005, 2004, and 2003 for all facilities leased under operating leases totaled $683,000, $602,000, and $597,000, respectively.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

6.      GOODWILL AND INTANGIBLE ASSETS

        GOODWILL

        The change in balance for goodwill during the year is as follows (dollars in thousands):

                                                      YEAR ENDED
                                                     JUNE 30, 2005
                                                -----------------------
        Beginning of year                        $                 -
        Acquired goodwill                                      3,950
        Impairment                                                 -
                                                -----------------------
        End of year                              $             3,950
                                                =======================

        ACQUIRED INTANGIBLE ASSETS

        Acquired intangible assets were as follows as of year end (dollars in thousands):

                                                       YEAR ENDED
                                                     JUNE 30, 2005
                                        -------------------------------------
                                            GROSS
                                           CARRYING            ACCUMULATED
                                            AMOUNT             AMORTIZATION
                                        ----------------    -----------------

        Core deposit intangibles         $         676       $          108
                                        ================    =================

        Aggregate amortization expense was $108,000 for the year ended June 30, 2005.

        Estimated amortization expense for each of the next five years is as follows (dollars in thousands):

                YEARS ENDED JUNE 30,
                2006                                         $          132
                2007                                                    116
                2008                                                     97
                2009                                                     80
                2010                                                     64

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

7.      DEPOSITS

        The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2005 and 2004 is approximately $72,749,000 and $55,368,000, respectively.

        Scheduled maturities of time deposits for the next five years are as follows (Dollars in thousands):

                                                          JUNE 30
                                                            2005
                                                      -----------------
        YEARS ENDED JUNE 30,
        2006                                           $       124,507
        2007                                                    32,601
        2008                                                    23,990
        2009                                                    18,352
        2010                                                    25,788
                                                      -----------------
                                                      $        225,238
                                                      =================

8.      FEDERAL HOME LOAN BANK ADVANCES

        At June 30, 2005, the stated interest rates on the Bank's advances from the FHLB ranged from 2.18% to 4.30%, with a weighted average stated rate of 3.40%. At June 30, 2004, the interest rates on the Bank's advances from the FHLB ranged from 1.44% to 3.00% with a weighted average rate of 2.50%. The contractual maturities by year of the Bank's advances are as follows:

                                                2005                 2004
                                           ----------------     ----------------
        YEARS ENDED JUNE 30,                        (Dollars in thousands)
        2005                               $             -      $        20,000
        2006                                        10,000               50,000
        2007                                        10,000                    -
        2008                                        20,000                    -
        2009                                        10,000                    -
        2010                                        20,000                    -
        Overnight borrowings                         1,000                    -
                                           ----------------     ----------------
          Total advances                            71,000               70,000
          Deferred debt exchange costs                (223)                   -
                                           ----------------     ----------------
            Total                          $        70,777      $        70,000
                                           ================     ================

        Each advance is payable at its maturity date, with a prepayment penalty. The Bank's advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $469,478,000 and $337,760,000 as of the most recent notification date for June 30, 2005 and 2004, respectively. At June 30, 2005 and June 30, 2004, the amount available to borrow under this agreement is approximately $115,171,000 and $69,284,000, respectively.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        In August 2004, the Bank paid-off and replaced a $50 million advance from the Federal Home Loan Bank of San Francisco with 5-$10 million advances. The prepayment penalty of $473,000 assessed by the Federal Home Loan Bank of San Francisco is being amortized over the life of the new advances using the interest method in accordance with EITF 96-19, issued by the Financial Accounting Standards Board in 1996.

9.      EMPLOYEE BENEFITS

        401(K) PLAN: The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees' wage reductions. The Company contributed $136,000, $130,000, and $94,000 respectively, to the plan for the years ended June 30, 2005, 2004, and 2003.

        DEFERRED COMPENSATION PLAN: The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2005 and 2004 the Company has accrued a liability for executive deferrals of $800,000 and $679,000, respectively.

        INCENTIVE PLAN: Effective July 1, 2001 the Company began maintaining an Annual Incentive Plan and a Long-Term Incentive Plan (terminated July 1,
        2004) for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for the year ended June 2005, 2004, and 2003 totaled $191,000, $184,000 and $193,000 respectively.

10.     EMPLOYEE STOCK COMPENSATION

        RRP PLAN: The purpose of the Recognition and Retention Plan ("RRP") is to promote the long-term interest of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 166,300 shares to its directors and certain employees on November 16, 2004. The fair market price of the restricted stock awards was at the $14.10 per share price on November 16, 2004 and totaled $2.3 million. Of these awards, 3,000 shares were forfeited during the year ended June 30, 2005. These restricted stock awards vest over a five year period, and therefore, the unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders' equity and will be amortized ratably over a five year period as compensation expense. Compensation expense related to the RRP awards was $288,000 for the year ended June 30, 2005. There were 163,300 restricted shares outstanding at June 30, 2005 and the Company had an aggregate of 64,170 restricted shares available for future issuance under the RRP.

        STOCK OPTION PLAN ("SOP"): On November 16, 2004, the Company granted 275,600 incentive stock options to certain employees and 98,000 non-qualified stock options to directors, for a total of 373,600 stock options granted. The fair market value of the Company's common stock for purposes of determining the exercise price of the option on the grant date was $14.50, based on the closing price of the Company's stock as of the previous business day per the terms of the Plan. The Company implemented the SOP to promote the long-term interest of the Company and its shareholders by providing an incentive to those key employees who contribute to the operational success of the Company. The maximum number of options that may be issued under the SOP is 568,675. Options were granted at the then fair market value and vest over five years. Options expire ten years from the date of grant and are subject to certain restrictions and limitations.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        A summary of the status of the Company's stock option plan and changes during the year ended June 30, 2005 is presented below:

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                                       EXERCISE
                                                                                   SHARES                PRICE
                                                                               ----------------    ------------------
        Outstanding at beginning of year                                                   -       $              -
        Granted                                                                      373,600                  14.50
        Exercised                                                                          -                      -
        Forfeited                                                                          -                      -
                                                                               ----------------    ------------------
        Outstanding at end of year                                                   373,600       $          14.50
                                                                               ================    ==================
        Options exercisable at June 30, 2005                                               -       $              -
                                                                               ================    ==================

        Options outstanding at June 30, 2005 were as follows:

                                                                                                          2005
                                                                                                   ------------------
         Options exercisable at June 30, 2005                                                                     -
         Weighted-average fair value of options granted                                            $           5.10
         Average remaining option term                                                                    9.4 years

        At June 30, 2005, the Company had an aggregate of 195,075 options available for future issuance under the SOP.

11.     EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        During 2004, the Company implemented the Employee Stock Ownership Plan
        (ESOP), which covers substantially all of its employees. In connection with the stock offering, the Company issued 454,940 shares of common stock for allocation under the ESOP in exchange for a ten-year note in the amount of approximately $4.5 million. The $4.5 million for the ESOP purchase was borrowed from the Company. The ESOP shares initially were pledged as collateral for the loan.

        The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid in the year. Principal and interest payments are scheduled to occur over a ten-year period. Contributions to the ESOP were $481,000 and $138,000 for the years ended June 30, 2005 and 2004, respectively.

        During 2005, 45,494 shares of stock with an average fair value of $13.43 per share were committed to be released, resulting in ESOP compensation expense of $611,000. During 2004, 11,374 shares of stock with an average fair value of $12.37 per share were committed to be released, resulting in ESOP compensation expense of $140,000.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        Shares held by the ESOP at June 30, 2005 and 2004 are as follows:

                                                                   2005                 2004
                                                             -----------------    ----------------
        Allocated shares                                               56,868              11,374
        Unearned shares                                               398,072             443,566
                                                             -----------------    ----------------
        Total ESOP shares                                             454,940             454,940
                                                             =================    ================
        Fair value of unearned shares (in thousands)         $          4,852      $        5,655
                                                             =================    ================

12.     INCOME TAXES

        The components of income tax expense are as follows:

                                                                 JUNE 30
                                         ---------------------------------------------------------
                                              2005               2004                 2003
                                         ----------------  ------------------  -------------------
                                                          (Dollars in thousands)
        Current
           Federal                       $         2,375   $           1,490   $            1,426
           State                                     863                 523                  508
                                         ----------------  ------------------  -------------------
                                                   3,238               2,013                1,934
                                         ----------------  ------------------  -------------------
        Deferred
           Federal                                  (210)                (15)                (166)
           State                                     (48)                 (5)                 (58)
                                         ----------------  ------------------  -------------------
                                                    (258)                (20)                (224)
                                         ----------------  ------------------  -------------------
        Income tax expense               $         2,980   $           1,993   $            1,710
                                         ================  ==================  ===================

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

                                                                             JUNE 30
                                                     ---------------------------------------------------------
                                                           2005               2004                2003
                                                     ----------------   -----------------  -------------------
                                                                      (Dollars in thousands)
        Federal income tax at statutory rate         $         2,712    $          1,755   $            1,411
        State taxes, net of federal tax benefit                  532                 369                  297
        Bank-owned life insurance                                (30)                  -                    -
        ESOP expenses                                             53                   -                    -
        General business credit                                 (295)               (140)                   -
        Other, net                                                 8                   9                    2
                                                     ----------------   -----------------  -------------------

          Total                                      $         2,980    $          1,993   $            1,710
                                                     ================   =================  ===================

        Tax expense as a percentage of income
             before tax                                         37.4%              38.6%                 41.2%
                                                     ================   =================  ===================

        The Company's total net deferred tax assets are as follows:

                                                                                          JUNE 30
                                                                       ---------------------------------------------
                                                                               2005                     2004
                                                                       --------------------     --------------------
                                                                                  (Dollars in thousands)
        Deferred tax assets:
             Allowance for loan losses                                 $               706         $            632
             Accrued expenses                                                          413                      382
             Accrued state income tax                                                  293                      178
             Unrealized loss on securities available-for-sale                          118                      133
             RRP Plan                                                                  118                        -
             Other                                                                      46                       17
                                                                       --------------------     --------------------
                         Total deferred tax assets                                   1,694                    1,342
                                                                       --------------------     --------------------
        Deferred tax liabilities:
             Premises and equipment                                                   (263)                    (266)
             Goodwill and other intangibles                                            (50)                       -
             Federal Home Loan Bank Stock dividends                                   (175)                    (113)
                                                                       --------------------     --------------------
                         Total deferred tax liabilities                               (488)                    (379)
                                                                       --------------------     --------------------
        Net deferred tax asset, included in other assets               $             1,206      $               963
                                                                       ====================     ====================

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

13.     RELATED PARTY TRANSACTIONS

        Loans to certain executive officers, directors, and their associates totaled $986,000 at June 30, 2005. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during the fiscal year ended June 30, 2005 with respect to such aggregate loans to these individual and their associates and affiliated companies (dollars in thousands):

                Balance at June 30, 2004                     $           754
                New loans                                                356
                Repayments                                              (124)
                                                             ----------------
                Balance at June 30, 2005                     $           986
                                                             ================

14.     CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management's opinion, as of June 30, 2005, is that the Bank meets all capital adequacy requirements to which it is subject.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        As of June 30, 2005 and 2004, the most recent notification from the Office of Thrift Supervision, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                            MINIMUM TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                   MINIMUM CAPITAL          PROMPT CORRECTIVE
                                            ACTUAL                   REQUIREMENT            ACTION PROVISIONS
                                   -------------------------- -------------------------- -------------------------
                                      AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                   ------------ ------------- ------------ ------------- ------------ ------------
                                                                (Dollars in thousands)
       JUNE 30, 2005:
         Total Capital (to
            risk-weighted
            assets)                 $   65,081     16.74%     $   31,101      8.00%      $   38,877      10.00%

         Tier 1 Capital (to
             risk-weighted
             assets)                    62,673     16.12          15,551       4.00          23,326       6.00%

         Tier 1 Capital (to
            total assets)               62,673     10.17          24,642       4.00          30,813       5.00%

      JUNE 30, 2004:
         Total Capital (to
            risk-weighted
            assets)                 $   63,910     18.63%     $   27,445      8.00%      $   34,306      10.00%

         Tier 1 Capital (to
             risk-weighted
             assets)                    61,582     17.95          13,723       4.00          20,584       6.00%

         Tier 1 Capital (to
            total assets)               61,582     11.05          22,285       4.00          27,857       5.00%

        Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

        The Holding Company is not currently subject to prompt corrective action regulations.

15.     LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

        The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management's opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

        At June 30, 2005 and 2004, there were approximately $10,481,000 and $3,155,000, respectively, in cash and cash equivalents with balances in excess of insured limits.

        Outstanding mortgage loan commitments at June 30, 2005 and 2004 total approximately $120,000 and $1,478,000, respectively. Commitments to purchase mortgage loans at June 30, 2005 and 2004 total approximately $10,000,000 and $31,478,000, respectively. The purchase commitments outstanding at June 30, 2005 are comprised of all fixed rate loans with a weighted average coupon of 5.8%.

        Available credit on home equity and unsecured lines of credit is summarized as follows:

                                                           JUNE 30
                                               --------------------------------
                                                    2005             2004
                                               --------------  ----------------
                                                   (Dollars in thousands)
        Home equity                            $         822   $           590
        Other consumer                                 5,189             5,447
                                               --------------  ----------------
                                               $       6,011   $        6,037
                                               ==============  ================

        Commitments for home equity and unsecured lines of credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

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

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        The estimated fair values of the Company's financial instruments are summarized as follows:

                                                   JUNE 30, 2005                         JUNE 30, 2004
                                          --------------------------------     ----------------------------------
                                             Carrying            Fair            Carrying             Fair
                                              Amount            Value             Amount              Value
                                          ---------------    -------------     --------------    ----------------
                                                                  (Dollars in thousands)
        Financial assets:
          Cash and cash equivalents       $      17,315      $     17,315      $      12,158     $     12,158
          Interest bearing deposits in
            other financial institutions          9,010             8,861              2,970            2,970
          Securities available-for-sale          18,848            18,848             21,003           21,003
          Securities held-to-maturity            30,834            30,688             41,361           40,940
          Federal Home Loan Bank Stock            4,027             4,027              3,290            3,290
          Loans, net                            537,567           535,148            496,206          493,474
          Accrued interest receivable             2,310             2,310              2,043            2,043
        Financial liabilities:
          Deposits                              475,792           476,352            422,953          424,497
          FHLB advances                          70,777            69,942             70,000           70,152

17.     BUSINESS COMBINATION

        On September 24, 2004, the Bank acquired the Panorama City branch of Pan American Bank. The acquisition was accounted for as a purchase and accordingly was included in the results of operations from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

             Assets acquired:
                Teller and vault cash                                            $             128
                Loans                                                                           23
                Other assets / prepayment credits                                               38
                Core deposit intangible                                                        676
                                                                               -----------------------
                   Total assets acquired                                                       865
             Liabilities assumed:
                Deposit accounts                                                            60,971
                Discount on certificates of deposit                                            206
                Accrued interest payable                                                         1
                                                                               -----------------------
                   Total liabilities assumed (net of assets acquired)                       60,313
                   Cash received from Pan American Bank                                     56,363
                                                                               -----------------------
             Goodwill                                                            $           3,950
                                                                               =======================

        The core deposit intangible will be amortized over approximately 8 years on an accelerated basis and deducted for tax purposes over 15 years using the straight line method. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortizable but will be subject to annual impairment testing and will be deducted for tax purposes over 15 years using the straight line method.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

        The Bank acquired the branch at this premium to further solidify its market share in the Los Angeles County market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and improve customer convenience by adding a new location.

18.     EARNINGS PER COMMON SHARE

        The factors used in the earnings per share computation follow (dollars in thousands).

                                                                                 2005                  2004
                                                                           -----------------     -----------------
        BASIC
          Net income as reported                                           $          4,997      $          3,168
          Less net income of Company prior to initial stock
            offering                                                                      -                 2,280
                                                                           -----------------     -----------------
          Net income attributable to common stock holders                  $          4,997      $            888
                                                                           =================     =================
          Weighted average common shares outstanding                             14,071,992            14,093,682
                                                                           =================     =================
            Basic earnings per share                                       $           0.36      $           0.06
                                                                           =================     =================
        DILUTED
          Net income attributable to common stock holders                  $          4,997      $            888
                                                                           =================     =================
            Weighted average common shares outstanding for                       14,071,992            14,093,682
              basic earnings per common share
            Add:  Dilutive effects of stock awards                                        -                     -
            Add:  Dilutive effects of stock options                                       -                     -
                                                                           -----------------     -----------------
          Average shares and dilutive potential common shares                    14,071,992            14,093,682
                                                                           =================     =================
          Diluted earnings per common share                                 $          0.36      $           0.06
                                                                           =================     =================

        The effect of stock awards and stock options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for all shares. Stock award and stock option plans were not in place at June 30, 2004.

19.     OTHER COMPREHENSIVE LOSS

        Other comprehensive income components and related taxes were as follows (dollars in thousands):

                                                                                 2005                   2004
                                                                           ------------------    -----------------
        Unrealized holding gains (losses) on securities available-         $              37     $           (323)
           for-sale
        Tax effect                                                                       (15)                 133
                                                                           ------------------    -----------------
        Other comprehensive income (loss)                                  $              22     $           (190)
                                                                           ==================    =================

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

20.     CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                          (Dollars in thousands, except share data)
                                          --------------------------------------------------------------------------
        FY 2005 (4)                         SEPTEMBER 30        DECEMBER 31          MARCH 31            JUNE 30
        -----------                       ----------------    ---------------    ----------------    ---------------
        Interest income                   $       6,823       $       6,917      $       7,116       $       7,312
        Interest expense                          2,439               2,591              2,710               3,060
                                          ----------------    ---------------    ----------------    ---------------

        Net interest income                       4,384               4,326              4,406               4,252

        Provision for loan losses                   120                  32                123                 131
        Noninterest income (2) (3)                  770                 595                782                 909
        Noninterest expense                       2,926               3,098              3,092               2,925
                                          ----------------    ---------------    ----------------    ---------------

        Income before income tax                  2,108               1,791              1,973               2,105

        Income tax expense                          803                 678                746                 753
                                          ----------------    ---------------    ----------------    ---------------

        Net income                        $       1,305       $       1,113      $       1,227       $       1,352
                                          ================    ===============    ================    ===============

        Basic and Diluted earnings per
            share                         $        0.09       $         0.08     $        0.09       $        0.10
                                          ================    ===============    ================    ===============

        FY 2004 (4)
        -----------
        Interest income                   $       4,896       $       5,373      $       5,893       $       5,875
        Interest expense                          2,337               2,391              2,554               2,340
                                          ----------------    ---------------    ----------------    ---------------

        Net interest income                       2,559               2,982              3,339               3,535

        Provision for loan losses                    30                  62                162                 229
        Noninterest income                          804                 809                811                 805
        Noninterest expense                       2,436               2,394              2,490               2,680
                                          ----------------    ---------------    ----------------    ---------------

        Income before income tax                    897               1,335              1,498               1,431

        Income tax expense                          321                 520                589                 563
                                          ----------------    ---------------    ----------------    ---------------

        Net income                        $         576       $         815      $         909       $         868
                                          ================    ===============    ================    ===============

        Basic and Diluted earnings per
            share                                  n/m (1)            n/m (1)             n/m (1)    $        0.06
                                          ================    ===============    ================    ===============

---------------------------
(1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until March 30, 2004.

(2) Decrease in quarter ended December 31, 2004 due to timing of loss on affordable housing tax credit fund.

(3) Increase in quarter ended June 30, 2005 due to income received from the purchase of bank owned life insurance.

(4) Overall increases in categories from FY 2004 to FY 2005 due to effects of capital received from the minority stock offering in March 2004.

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

CONDENSED FINANCIAL STATEMENTS OF K-FED BANCORP (UNCONSOLIDATED)

                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                                                       JUNE 30                   JUNE 30
                                                                         2005                      2004
                                                                 ---------------------    -----------------------
                                     ASSETS
Cash and cash equivalents                                        $             407        $             1,948
Securities available for sale                                               18,848                     21,003
ESOP Loan                                                                    4,075                      4,457
Investment in bank subsidiary                                               67,191                     61,582
Accrued income receivable                                                       76                         83
Other assets                                                                   178                        148
                                                                 ---------------------    -----------------------
                                                                 $          90,775        $            89,221
                                                                 =====================    =======================
                       LIABILITIES & STOCKHOLDERS' EQUITY
Accrued expenses and other liabilities                           $              15        $               105
Stockholders' equity                                                        90,760                     89,116
                                                                 ---------------------    -----------------------
                                                                 $          90,775        $            89,221
                                                                 =====================    =======================

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

                          CONDENSED STATEMENT OF INCOME
                             (Dollars in thousands)

                                                                                     YEARS ENDED JUNE 30
                                                                        -----------------------------------------------
                                                                               2005                      2004
                                                                        --------------------    -----------------------
INCOME
   Interest on ESOP Loan                                                 $           102        $                46
   Interest on investment securities, taxable                                        604                        114
   Other income                                                                       39                         63
                                                                        --------------------    -----------------------
     Total income                                                                    745                        223
EXPENSES
     Other operating expenses                                                        276                         86
                                                                        --------------------    -----------------------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS OF
  BANK SUBSIDIARY                                                                    469                        137
   Income taxes                                                                      182                         68
                                                                        --------------------    -----------------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                    287                         69
   Equity in undistributed earnings of bank subsidiary                             4,710                      3,099
                                                                        --------------------    -----------------------
NET INCOME                                                              $          4,997        $             3,168
                                                                        ====================    =======================

                          K-FED BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

                        CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     YEARS ENDED JUNE 30
                                                                         ---------------------------------------------
                                                                               2005                      2004
                                                                         ------------------      ---------------------
OPERATING ACTIVITIES
   Net income                                                             $         4,997        $             3,168
   Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed earnings of bank subsidiary                           (4,710)                    (3,099)
     Amortization of net premiums on investments                                       65                         12
     Net change in accrued income receivable                                            7                        (83)
     Net change in other assets                                                       (45)                       (15)
     Net change in accrued expenses and other liabilities                             (90)                       105
                                                                         ------------------      ---------------------
   Net cash provided by operating activities                                          224                         88
                                                                         ------------------      ---------------------
INVESTING ACTIVITIES
   Purchases of available-for-sale investments                                          -                    (21,837)
   Proceeds from maturities of available-for-sale investments                       2,127                        499
   Net change in ESOP loan receivable                                                 382                     (4,457)
   Dividends received on equity investment in bank subsidiary                           -                        100
                                                                         ------------------      ---------------------
   Net cash provided by (used in) investing activities                              2,509                    (25,695)
                                                                         ------------------      ---------------------
FINANCING ACTIVITIES
   Capital contribution to bank subsidiary                                              -                    (23,048)
   Dividends paid on common stock                                                    (821)                         -
   Purchase of treasury stock                                                      (3,453)                         -
   Net proceeds from stock issuance                                                     -                     50,653
   Distribution to capitalize K-Fed Mutual Holding Company                              -                        (50)
                                                                         ------------------      ---------------------
   Net cash (used in) provided by financing activities                             (4,274)                    27,555
                                                                         ------------------      ---------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (1,541)                     1,948
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                                                              1,948                          -
                                                                         ------------------      ---------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $           407        $             1,948
                                                                         ==================      =====================