Form 10-Q
period 2005-09-30
K-FED BANCORP
filed 2005-11-09
CIK 1270985

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
-------                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
-------                THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value - 14,403,330 shares outstanding as of November 7, 2005.

                                    FORM 10-Q

                                  K-FED BANCORP
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1: Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
         as of September 30, 2005 and June 30, 2005                         1
        Consolidated Statements of Income and
         Comprehensive Income for the Three Months
         Ended September 30, 2005 and 2004                                  2
        Consolidated Statement of Stockholders' Equity
         And Other Comprehensive Income for the Three
        Months Ended September 30, 2005                                     3
        Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2005
         and 2004                                                           4
        Notes to Consolidated Financial
         Statements                                                         5

Item 2: Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                         8

Item 3: Quantitative and Qualitative Disclosures
         About Market Risk                                                 16

Item 4: Controls and Procedures                                            18

Part II. Other Information

Item 1: Legal Proceedings                                                  18
Item 2: Unregistered Sales of Equity Securities
         and Use of Proceeds                                               18
Item 3: Defaults upon Senior Securities                                    18
Item 4: Submission of Matters to a Vote of
         Security Holders                                                  18
Item 5: Other Information                                                  18
Item 6: Exhibits                                                           19

SIGNATURES                                                                 20

                                            K-FED BANCORP AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------------------------

                                                                                (UNAUDITED)          (AUDITED)
                                                                                SEPTEMBER 30          JUNE 30
                                                                                    2005                2005
                                                                              ----------------    ----------------
                                      ASSETS
  Cash and due from banks                                                      $        8,577      $        6,990
  Federal funds sold                                                                   33,760              10,325
                                                                              ----------------    ----------------
      Total cash and cash equivalents                                                  42,337              17,315
   Interest bearing deposits in other financial
    institutions                                                                        9,010               9,010
  Securities available-for-sale                                                        18,136              18,848
  Securities held-to-maturity, fair value of $28,001 and
   $30,688 at September 30, 2005 and June 30, 2005,
    respectively                                                                       28,288              30,834
  Federal Home Loan Bank stock, at cost                                                 4,068               4,027
  Loans receivable                                                                    579,203             539,025
  Deferred net loan origination fees                                                      (45)                (32)
  Net premium on purchased loans                                                        1,049                 982
  Allowance for loan losses                                                            (2,521)             (2,408)
                                                                              ----------------    ----------------
      Loans receivable, net                                                           577,686             537,567

  Accrued interest receivable                                                           2,668               2,310
  Premises and equipment, net                                                           1,442               1,491
  Core deposit intangible                                                                 532                 568
  Goodwill                                                                              3,950               3,950
  Bank-owned life insurance                                                            10,196              10,089
  Other assets                                                                          4,744               3,873
                                                                              ----------------    ----------------
        Total assets                                                                  703,057             639,882
                                                                              ================    ================
                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Noninterest bearing                                                        $       50,691      $       43,744
    Interest bearing                                                                  436,465             432,048
                                                                              ----------------    ----------------
      Total deposits                                                                  487,156             475,792

  Federal Home Loan Bank advances, short-term                                          10,000              11,000
  Federal Home Loan Bank advances, long-term                                          109,835              59,777
  Accrued expenses and other liabilities                                                4,639               2,553
                                                                              ----------------    ----------------
      Total liabilities                                                               611,630             549,122

Commitments and contingent liabilities
Stockholders' equity
  Nonredeemable serial preferred stock, $.01 par value;
    2,000,000 shares authorized; issued and outstanding - none                              -                   -
  Common stock, $.01 par value; 18,000,000 authorized;
    September 30, 2005 - 14,711,800 shares issued.
    June 30, 2005 - 14,711,800 shares issued.                                             147                 147
  Additional paid-in capital                                                           57,664              57,541
  Retained earnings                                                                    43,443              42,689
  Accumulated other comprehensive loss, net of tax                                       (224)               (168)
  Unearned employee stock ownership plan shares                                        (3,867)             (3,981)
  Unearned employee stock awards                                                       (1,900)             (2,015)
  Treasury stock, at cost (September 30, 2005 - 308,470 shares;
    June 30, 2005 - 278,470 shares)                                                    (3,836)             (3,453)
                                                                              ----------------    ----------------
      Total stockholders' equity                                                       91,427              90,760
                                                                              ----------------    ----------------
        Total liabilities and stockholders' equity                             $      703,057      $      639,882
                                                                              ================    ================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                         1

                                       K-FED BANCORP AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                                                (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                ---------------------------------------
                                                                       2005                 2004
                                                                ------------------   ------------------
INTEREST INCOME
  Interest and fees on loans                                     $          7,029     $          6,225
  Interest on securities, taxable                                             427                  520
  Federal Home Loan Bank dividends                                             41                   36
  Other interest                                                              189                   42
                                                                ------------------   ------------------
      Total interest income                                                 7,686                6,823
                                                                ------------------   ------------------
INTEREST EXPENSE
  Interest on deposits                                                      2,645                1,926
  Interest on Federal Home Loan Bank advances                                 671                  513
                                                                ------------------   ------------------
      Total interest expense                                                3,316                2,439
                                                                ------------------   ------------------
NET INTEREST INCOME                                                         4,370                4,384

Provision for loan losses                                                     165                  120
                                                                ------------------   ------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                           4,205                4,264
                                                                ------------------   ------------------
NONINTEREST INCOME
  Service charges and fees                                                    473                  464
  ATM fees and charges                                                        375                  322
  Referral commissions                                                         54                   55
  Loss on equity investment                                                  (270)                 (83)
  Bank-owned life insurance                                                   107                    -
  Other noninterest income                                                      6                   12
                                                                ------------------   ------------------
      Total noninterest income                                                745                  770
                                                                ------------------   ------------------
NONINTEREST EXPENSE
  Salaries and benefits                                                     1,782                1,571
  Occupancy and equipment                                                     392                  316
  ATM expense                                                                 298                  257
  Advertising and promotional                                                 103                  108
  Professional services                                                       228                  260
  Postage                                                                      65                   61
  Telephone                                                                    86                   74
  Other operating expense                                                     353                  279
                                                                ------------------   ------------------
      Total noninterest expense                                             3,307                2,926
                                                                ------------------   ------------------
INCOME BEFORE INCOME TAX EXPENSE                                            1,643                2,108
Income tax expense                                                            589                  803
                                                                ------------------   ------------------
NET INCOME                                                       $          1,054     $          1,305
                                                                ==================   ==================
COMPREHENSIVE INCOME                                             $            998     $          1,427
                                                                ==================   ==================
EARNINGS PER COMMON SHARE:
  Basic and diluted                                              $           0.08     $           0.09


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                    2

                                                   K-FED BANCORP AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  AND OTHER COMPREHENSIVE INCOME
                                                            (UNAUDITED)
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------------

                                                        COMMON STOCK
                                                   -----------------------
                                                                                                       ACCUMULATED
                                                                            ADDITIONAL                    OTHER        UNEARNED
                                    COMPREHENSIVE                            PAID-IN     RETAINED     COMPREHENSIVE      ESOP
                                       INCOME          SHARES      AMOUNT    CAPITAL     EARNINGS       LOSS, NET       SHARES
                                    ---------------------------------------------------------------------------------------------
Balance, June 30, 2005                               14,711,800   $    147   $ 57,541    $ 42,689      $      (168)    $   (3,981)

COMPREHENSIVE INCOME
  Net income for the three
    months ended September 30,
    2005                            $      1,054              -          -          -       1,054                -              -
  Other comprehensive income -
    unrealized loss on
    securities, net of tax                   (56)             -          -          -           -              (56)             -
                                    -------------

  TOTAL COMPREHENSIVE INCOME        $        998
                                    =============
Dividends paid ($0.06 per                                     -          -          -        (300)               -              -
  Share) *

Purchase of treasury stock                                    -          -          -           -                -              -
Allocation of ESOP common
  Stock                                                       -          -         31           -                -            114
Allocation of stock awards                                    -          -          -           -                -              -
Allocation of stock options                                   -          -         92           -                -              -
                                    ---------------------------------------------------------------------------------------------
Balance, September 30, 2005                          14,711,800   $    147   $ 57,664    $ 43,443   $         (224)    $   (3,867)
                                    =============================================================================================

(continued)

                                                     TREASURY STOCK
                                     UNEARNED    ----------------------
                                       STOCK
                                      AWARDS     SHARES        AMOUNT        TOTAL
                                    -------------------------------------------------
Balance, June 30, 2005               $ (2,015)  (278,470)   $    (3,453)    $ 90,760

COMPREHENSIVE INCOME
  Net income for the three
    months ended September 30,
    2005                                    -          -              -        1,054
  Other comprehensive income -
    unrealized loss on
    securities, net of tax                  -          -              -          (56)

  TOTAL COMPREHENSIVE INCOME

Dividends paid ($0.06 per                   -          -              -         (300)
  Share) *

Purchase of treasury stock                  -    (30,000)          (383)        (383)
Allocation of ESOP common
  Stock                                     -          -              -          145
Allocation of stock awards                115          -              -          115
Allocation of stock options                 -          -              -           92
                                    -------------------------------------------------

Balance, September 30, 2005          $ (1,900)  (308,470)   $    (3,836)    $ 91,427
                                    =================================================

------------------------------
* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                3

                                           K-FED BANCORP AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                               DOLLARS IN THOUSANDS
----------------------------------------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                                      ----------------------------------------
                                                                             2005                  2004
                                                                      ------------------    ------------------
OPERATING ACTIVITIES
  Net income                                                           $          1,054      $          1,305
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Amortization of net premiums on securities                                     36                    40
      Amortization of net premiums on loan purchases                                219                   427
      Accretion of net loan origination fees                                        (36)                  (10)
      Provision for loan losses                                                     165                   120
      Federal Home Loan Bank stock dividend                                         (41)                  (36)
      Depreciation and amortization                                                 110                    93
      Amortization of core deposit intangible                                        36                     -
      Loss on equity investment                                                     270                    83
      Increase in cash surrender value of bank-owned life insurance                (107)                    -
      Accretion of net premiums on purchased                                        (17)                    -
        certificates of deposits
      Amortization of debt exchange costs                                            58                    26
      Allocation of ESOP common stock                                               145                   152
      Allocation of stock awards                                                    115                     -
      Allocation of stock options                                                    92                     -
      Net change in accrued interest receivable                                    (358)                 (218)
      Net change in other assets                                                   (653)                 (312)
      Net changes in accrued expenses and other                                   1,636                   393
        liabilities
                                                                      ------------------    ------------------

        Net cash provided by operating                                            2,724                 2,063
          activities
                                                                      ------------------    ------------------

INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale                                    603                   487
    securities
  Proceeds from maturities of held-to-maturity                                    2,525                 3,650
    securities
  Purchases of loans                                                            (66,897)              (29,272)
  Net change in loans, excluding loan purchases                                  26,430                29,677
  Purchase of FHLB stock                                                              -                (1,195)
  Net cash received from branch acquisition                                           -                56,491
  Purchases of premises and equipment                                               (61)                  (92)
                                                                      ------------------    ------------------

        Net cash (used in) provided by investing                                (37,400)               59,746
          activities
                                                                      ------------------    ------------------

FINANCING ACTIVITIES
  Proceeds from FHLB advances                                                    63,000               165,916
  Repayment of FHLB advances                                                    (14,000)             (185,916)
  Dividends paid on common stock                                                   (300)                    -
  Purchase of treasury stock                                                       (383)                    -
  Debt exchange costs                                                                 -                  (473)
  Net change in deposits                                                         11,381               (20,543)
                                                                      ------------------    ------------------

        Net cash provided by (used in) financing                                 59,698               (41,016)
          activities
                                                                      ------------------    ------------------

Net change in cash and cash equivalents                                          25,022                20,793
Cash and cash equivalents, at beginning of year                                  17,315                12,158
                                                                      ------------------    ------------------
Cash and cash equivalents, at end of period                            $         42,337      $         32,951
                                                                      ==================    ==================


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

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

The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2006. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

NEW ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), SHARE-BASED PAYMENT, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.

FAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and requires instead that such transactions be accounted for using a fair-value-based method. FAS-123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted FAS-123R effective July 1, 2005 applying the modified prospective transition method. Under the modified prospective transition method, the financial statements will not reflect restated amounts. Existing options that will vest after June 30, 2005 will result in expense of $370,000 for the years ending June 30, 2006, 2007, 2008, 2009, and $139,000 for the year ending June 30, 2010. The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

NOTE 2 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the stock offering of the Company in 2004, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 454,940 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $4.5 million. The $4.5 million loan for the ESOP purchase was borrowed from the Company.

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

NOTE 3 - EMPLOYEE STOCK COMPENSATION

STOCK OPTION PLAN ("SOP"). On November 16, 2004, the Company granted 275,600 incentive stock options to certain employees and 98,000 non-qualified stock options to directors, for a total of 373,600 stock options granted. The fair market value of the Company's common stock for purposes of determining the exercise price of the option on the grant date was $14.50, based on the closing price of the Company's stock as of the previous business day per the term of the plan. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operational success of the Company. The maximum number of options that may be issued under the SOP is 568,675. Options were granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations. Compensation expense, net of related tax effects related to the SOP was $82,000 for the three months ended September 30, 2005. No options were outstanding during the three months ended September 30, 2004.

At September 30, 2005, the Company had an aggregate of 195,075 options available for future issuance under the SOP.

RECOGNITION AND RETENTION PLAN ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 166,300 shares to its directors and certain employees on November 16, 2004, of which 3,000 shares were forfeited during the year ended June 30, 2005. The fair market price of the restricted stock awards was at the $14.10 per share price on November 16, 2004 and totaled $2.3 million. These restricted stock awards vest over a five year period, and therefore, the unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders' equity and will be amortized ratably over a five year period as compensation expense. Compensation expense related to the RRP awards was $115,000 for the three months ended September 30, 2005. No awards were outstanding during the three months ended September 30, 2004. There were 163,300 restricted shares outstanding at quarter end. At September 30, 2005, the Company had an aggregate of 64,170 restricted shares available for future issuance under the RRP.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                              2005              2004
                                                         --------------     ---------------
                                                              (Dollars in thousands)
Net income as reported                                   $       1,054       $       1,305
Weighted average common shares outstanding                  13,881,061          14,105,058

  Basic earnings per share                               $        0.08       $        0.09

EARNINGS PER SHARE ASSUMING DILUTION

Net income available to common shareholders              $       1,054       $       1,305

Weighted average common shares outstanding
  Dilutive effect of stock options                                   -                   -
  Dilutive effect of stock awards                                    -                   -

Average common shares and dilutive potential
  common shares                                             13,881,061          14,105,058

Diluted earnings per share                               $        0.08       $        0.09

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the three months ended September 30, 2005 because to do so would have been anti-dilutive. Stock options and stock awards were not in place during the three months ended September 30, 2004.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND JUNE 30, 2005.

GENERAL: Our total assets increased by $63.2 million, or 9.9%, to $703.1 million at September 30, 2005 from $639.9 million at June 30, 2005. The increase primarily reflects growth in our net loan portfolio of $40.1 million to $577.7 million from $537.6 million and an increase of $25.0 million in cash and cash equivalents. To fund the increase in assets, deposits increased $11.4 million to $487.2 million from $475.8 million and advances from the Federal Home Loan Bank increased $49.0 million to $119.8 million from $70.8 million.

ASSETS: Cash and cash equivalents increased $25.0 million to $42.3 million at September 30, 2005 from $17.3 million at June 30, 2005. The majority of the increase is related to federal funds sold, which increased $23.5 million to $33.8 million at September 30, 2005 from $10.3 million at June 30, 2005. The increase will be utilized to assist in funding loan pool purchase commitments scheduled for settlement in October 2005.

Our investment portfolio decreased $3.3 million, or 6.6%, to $46.4 million at September 30, 2005 from $49.7 million at June 30, 2005. The decrease is attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio increased $40.1 million, or 7.5%, to $577.7 million at September 30, 2005 from $537.6 million at June 30, 2005. This increase was primarily attributable to increases in one- to four-family and commercial real estate loans. One- to four-family real estate loans increased $30.8 million, or 8.3% to $402.9 million at September 30, 2005 from $372.1 million at June 30, 2005 and commercial loans increased $8.5 million, or 26.2% to $40.9 million at September 30, 2005 from $32.4 million at June 30, 2005. The overall loan mix remained relatively constant, with real estate loans comprising 91.9% of the total loan portfolio at September 30, 2005, compared with 91.3% at June 30, 2005.

DEPOSITS: Total deposits increased $11.4 million, or 2.4%, to $487.2 million at September 30, 2005 from $475.8 million at June 30, 2005. This increase is primarily due to an increase in non-interest bearing demand accounts as a result of month end payroll deposits in addition to increases in money market and certificate of deposit accounts resulting from customers seeking higher yielding returns.

BORROWINGS: Advances from the Federal Home Loan Bank of San Francisco increased $49.0 million to $119.8 million at September 30, 2005 from $70.8 million at June 30, 2005. The increase is primarily attributable to our strategic efforts to leverage our capital to fund lending activities in order to enhance our interest-earning assets position.

EQUITY: Equity increased $667,000 to $91.4 million at September 30, 2005 from $90.8 million at June 30, 2005 primarily as a result of $1.1 million in income earned for the first fiscal quarter ended September 30, 2005 in addition to the allocation of ESOP shares, stock awards, and stock options earned during the quarter totaling $352,000. Income was offset by the repurchase of 30,000 of our outstanding common shares at an average price of $12.77 for a total cost of $383,000 and the payment of $300,000 in cash dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, or $0.06 per share for the three months ended September 30, 2005.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                           For the three months ended September 30,
                                       ------------------------------------------------------------------------------
                                                       2005 (4)                                 2004 (4)
                                       --------------------------------------  --------------------------------------
                                                                    Average                                 Average
                                          Average                    Yield/       Average                    Yield/
                                          Balance     Interest        Cost        Balance     Interest        Cost
                                       --------------------------------------  --------------------------------------
INTEREST-EARNING ASSETS
Loans receivable(1).................    $ 549,637     $  7,029        5.12%     $ 501,994      $ 6,225        4.96%
Securities(2).......................       48,087          427        3.55%        60,237          520        3.45%
Fed Funds ..........................       15,498          123        3.17%         9,969           25        1.00%
Federal Home Loan Bank stock .......        4,047           41        4.08%         4,146           36        3.43%
Interest-bearing deposits in other
   financial institutions...........        9,010           65        2.89%         2,970           16        2.15%
Other interest-earning assets.......          113            1        3.54%           239            1        1.44%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-earning assets.......      626,392        7,686        4.91%       579,555        6,823        4.71%
Non-interest earning assets.........       30,241                                  14,530
                                       -----------                             -----------
Total assets........................    $ 656,633                               $ 594,085
                                       ===========                             ===========

INTEREST-BEARING
LIABILITIES

Money market........................    $ 107,767     $    455        1.69%     $ 105,092      $   302        1.15%
Savings deposits....................       99,700          106        0.42%        95,546          102        0.43%
Certificates of deposit.............      226,279        2,084        3.68%       191,084        1,522        3.19%
FHLB advances.......................       82,558          671        3.25%        72,881          513        2.82%
                                       -----------  -----------   -----------  -----------  -----------   -----------

Total interest-bearing liabilities..      516,304        3,316        2.57%       464,603        2,439        2.10%
                                       -----------                             -----------
Non-interest-bearing liabilities....       49,206                                  39,562
                                       -----------                             -----------
Total liabilities...................      565,510                                 504,165
Equity..............................       91,123                                  89,920
                                       -----------                             -----------
Total liabilities and equity........    $ 656,633                               $ 594,085
                                       ===========                             ===========

Net interest/spread.................                  $  4,370        2.34%                    $ 4,384        2.61%
                                                    ===========   ===========               ===========   ===========

Margin(3)...........................                                  2.79%                                   3.03%
                                                                  ===========                             ===========

Ratio of interest-earning assets to
   interest-bearing liabilities.....      121.32%                                 124.74%
                                       ===========                             ===========

(1)     Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2)     Calculated based on amortized cost
(3)     Net interest income divided by interest-earning assets
(4)     Rates have been annualized

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004.

GENERAL. Net income for the three months ended September 30, 2005 was $1.1 million, a decrease of $251,000, or 19.2%, from the net income of $1.3 million for the three months ended September 30, 2004. The decrease in net income was primarily due to an increase in noninterest expense of $381,000 partially offset by a decrease in income tax expense of $214,000. Earnings per basic and diluted share were $0.08 for the three months ended September 30, 2005 compared to $0.09 for the three months ended September 30, 2004.

INTEREST INCOME. Interest income increased by $863,000, or 12.6%, to $7.7 million for the three months ended September 30, 2005 from $6.8 million for the three months ended September 30, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $47.6 million, or 9.5%, from $502.0 million for the three months ended September 30, 2004 to $549.6 million for the three months ended September 30, 2005. The increase was primarily due to whole-loan purchases of One-to-Four family residential real estate loans. Interest income was also positively impacted by a 16 basis point increase in the average yield on loans receivable, from 4.96% for the three months ended September 30, 2004 to 5.12% for the three months ended September 30, 2005.

Interest income on securities decreased by $93,000 or 17.9%, to $427,000 for the three months ended September 30, 2005 from $520,000 for the three months ended September 30, 2004. The decrease resulted from a $12.2 million, or 20.2% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 10 basis point increase in the average yield on the securities investment portfolio from 3.45% for the three months ended September 30, 2004 to 3.55% for the three months ended September 30, 2005.

INTEREST EXPENSE. Interest expense increased $877,000, or 36.0%, for the three months ended September 30, 2005 to $3.3 million as compared to $2.4 million for the three months ended September 30, 2004. The increase is primarily attributable to an increase in average deposits, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 47 basis points to 2.57% for the three months ended September 30, 2005 from 2.10% for the three months ended September 30, 2004. Average interest-bearing liabilities increased $51.7 million or 11.1% to $516.3 million at September 30, 2005 from $464.6 million at September 30, 2004.

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

Our provision for loan losses increased $45,000 to $165,000 for the three months ended September 30, 2005 compared to $120,000 for the three months ended September 30, 2004. The allowance for loan losses as a percent of total loans was 0.43% at September 30, 2005 as compared to 0.45% at June 30, 2005. The increase in the provision is primarily attributable to the $52,000 in net charge-offs incurred during the three months ended September 30, 2005. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

NONINTEREST INCOME. Our noninterest income decreased $25,000, or 3.2%, to $745,000 for the three months ended September 30, 2005 from $770,000 for the three months ended September 30, 2004. The decrease is primarily the result of a $187,000 increase in the loss on an equity investment in a California Affordable Housing Program tax credit fund, partially offset by an increase in the addition of income due to our purchase of bank-owned life insurance in April 2005.

NONINTEREST EXPENSE. Our noninterest expense increased $381,000, or 13.0% for the three months ended September 30, 2005 as compared to September 30, 2004. The increase was primarily due to a $211,000 increase in salaries and benefits, a $76,000 increase in occupancy and equipment expense and a $74,000 increase in other operating expense.

Salaries and benefits represented 53.9% of total noninterest expense for the three months ended September 30, 2005 compared to 53.7% for the three months ended September 30, 2004. Total salaries and benefits increased $211,000, or 13.4%, to $1.8 million for the three months ended September 30, 2005 from $1.6 million for the three months ended September 30, 2004. The increase was primarily due to $115,000 in stock award expense and $92,000 in stock option expense related to the establishment of these plans in November 2004.

Occupancy and equipment expense increased $76,000 to $392,000 for the three months ended September 30, 2005 from $316,000 for the three months ended September 30, 2004. The increase was primarily due to increased costs associated with the acquisition of the Panorama City branch from Pan American Bank in September 2004.

Other operating expense increased $74,000 to $353,000 for the three months ended September 30, 2005 from $279,000 for the three months ended September 30, 2004. The increase was primarily as a result of increases in various miscellaneous accounts related to the continued growth of the Bank.

INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2005 was $589,000 compared to $803,000 for the three months ended September 30, 2004. This decrease is primarily the result of a decrease in pre-tax income of $465,000. The effective tax rate was 35.9% and 38.1% for the three months ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate is due primarily to the income received from our bank-owned life insurance, which is non-taxable.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2005, the total approved loan commitments unfunded amounted to $59.1 million, which includes the unadvanced portion of loans of $6.9 million and a $49.7 million commitment to purchase a pool of fixed-rate whole residential real estate loans in October 2005.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at September 30, 2005, totaled $119.1 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2005, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $85.3 million. Of this amount, we have committed to borrow $40.0 million in fixed-rate borrowings.

Subsequent to quarter end, we have committed to purchase an additional $24.9 million of fixed-rate real estate loans. Additionally, our credit limit with the Federal Home Loan Bank of San Francisco was increased to 40 percent of the Bank's total assets, up from our current limit of 30 percent. If this new limit was effective at September 30, 2005, we would have had an additional $68.4 million available in advances.

CAPITAL

The table below sets forth Kaiser Federal Bank's capital position relative to its Office of Thrift Supervision capital requirements at September 30, 2005. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

                                                                                               MINIMUM REQUIRED
                                                                                                  TO BE WELL
                                                                                                  CAPITALIZED
                                                                                                 UNDER PROMPT
                                                                     MINIMUM CAPITAL              CORRECTIVE
                                              ACTUAL                  REQUIREMENTS            ACTION PROVISIONS
                                    -------------------------  -------------------------  -------------------------
                                       AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                    -------------------------  -------------------------  -------------------------
                                                                (Dollars in thousands)
Total capital (to risk-
  weighted assets)                   $  66,616       15.85%     $  33,622       8.00%      $  42,027       10.00%

Tier 1 capital (to risk-
  weighted assets)                      64,095       15.25         16,811       4.00          25,216        6.00

Tier 1 (core) capital (to
  adjusted tangible                     64,095        9.43         27,199       4.00          33,999        5.00
  assets)

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on: (1) originating and purchasing adjustable rate loans;
(2) originating a reasonable volume of short- and intermediate-term consumer loans; (3) managing our deposits to establish stable deposit relationships; and
(4) using Federal Home Loan Bank advances, and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank's net portfolio value at September 30, 2005 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

                                                       SEPTEMBER 30, 2005
                         -----------------------------------------------------------------------
  CHANGE IN INTEREST               NET PORTFOLIO VALUE (NPV)          NPV AS % OF PV OF ASSETS
    RATES IN BASIS       ----------------------------------------   ----------------------------
 POINTS ("BP") (RATE
   SHOCK IN RATES)        $ AMOUNT      $ CHANGE       % CHANGE      NPV RATIO       CHANGE(BP)
----------------------   -------------------------   -------------------------    --------------
(Dollars in thousands)
       +300 bp            $  54,503     $ (26,899)        (33)%         8.37 %        (335) bp
       +200 bp               64,336       (17,066)        (21)          9.65          (207)
       +100 bp               73,658        (7,744)        (10)         10.81           (91)
          0 bp               81,402             -           -          11.72             -
       -100 bp               82,727         1,325           2          11.76             4
       -200 bp               77,266        (4,136)         (5)         10.93           (79)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                 Issuer Purchases of Equity Securities


                                                          TOTAL NUMBER OF      MAXIMUM NUMBER
                                                          SHARES PURCHASED     OF SHARES THAT
                        TOTAL NUMBER                         AS PART OF          MAY YET BE
                          OF SHARES     AVERAGE PRICE         PUBLICLY         PURCHASED UNDER
         PERIOD           PURCHASED      PER SHARE        ANNOUNCED PLANS*        THE PLAN
---------------------   ------------   ---------------  -------------------   -----------------
7/1/05 - 7/31/05              5,000     $       12.52                5,000              225,129
8/1/05 - 8/31/05             10,000             13.06               10,000              215,129
9/1/05 - 9/30/05             15,000             12.65               15,000              200,129

        ---------------

* On April 27, 2005, the Company announced its intention to repurchase 5% of its outstanding publicly held common stock, or 281,129 shares of stock. Management believes that the repurchase of shares represents an attractive investment opportunity which will benefit the Company and its stockholders.

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


                                        K-FED BANCORP
                                        Registrant



Date: November 7, 2005                  /s/ Kay M. Hoveland
      ----------------                  ------------------------------------
                                        Kay M. Hoveland
                                        President and Chief Executive Officer


Date: November 7, 2005                  /s/ Daniel A. Cano
      ----------------                  ------------------------------------
                                        Daniel A. Cano
                                        Chief Financial Officer