Form 10-Q
period 2005-12-31
K-FED BANCORP
filed 2006-02-08
CIK 1270985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50592

K-FED BANCORP

(Exact name of registrant as specified in its charter)

Federal	20-0411486
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1359 N. Grand Avenue, Covina, CA	91724
(Address of principal executive offices)	(Zip Code)

(800) 524-2274

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant: (1)has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No _

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _	No X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _	No X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 14,368,330 shares outstanding as of February 7, 2006.

Form 10-Q

K-FED BANCORP

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share data)

	December 31 2005	June 30 2005
ASSETS
Cash and due from banks	$10,267	$6,990
Federal funds sold	7,915	10,325
Total cash and cash equivalents	18,182	17,315
Interest bearing deposits in other financial institutions	9,010	9,010
Securities available-for-sale	17,513	18,848
Securities held-to-maturity, fair value of $26,934 and $30,688 at December 31, 2005 and June 30, 2005, respectively	27,424	30,834
Federal Home Loan Bank stock, at cost	8,531	4,027
Loans receivable	644,937	539,025
Deferred net loan origination fees	(4)	(32)
Net premium on purchased loans	441	982
Allowance for loan losses	(2,542)	(2,408)
Loans receivable, net	642,832	537,567
Accrued interest receivable	2,845	2,310
Premises and equipment, net	1,554	1,491
Core deposit intangible	507	568
Goodwill	3,950	3,950
Bank-owned life insurance	10,303	10,089
Other assets	4,936	3,873
Total assets	$747,587	$639,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$46,722	$43,744
Interest bearing	424,835	432,048
Total deposits	471,557	475,792
Federal Home Loan Bank advances, short-term	10,000	11,000
Federal Home Loan Bank advances, long-term	169,869	59,777
Accrued expenses and other liabilities	3,741	2,553
Total liabilities	655,167	549,122
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding – none
Common stock, $.01 par value; 18,000,000 authorized; December 31, 2005 14,711,800 shares issued. June 30, 2005 – 14,711,800 shares issued.	147	147
Additional paid-in capital	57,781	57,541
Retained earnings	44,416	42,689
Accumulated other comprehensive loss, net of tax	(243)	(168)
Unearned employee stock ownership plan shares	(3,753)	(3,981)
Unearned employee stock awards	(1,784)	(2,015)
Treasury stock, at cost (December 31, 2005 – 333,470 shares; June 30, 2005 – 278,470 shares)	(4,144)	(3,453)
Total stockholders’ equity	92,420	90,760
Total liabilities and stockholders’ equity	$747,587	$639,882

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Income

and Comprehensive Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$8,266	$6,204	$15,296	$12,430
Interest on securities, taxable	401	486	827	1,006
Federal Home Loan Bank dividends	47	39	88	75
Other interest	299	188	488	229
Total interest income	9,013	6,917	16,699	13,740
Interest Expense
Interest on Federal Home Loan Bank advances	1,644	462	2,315	975
Interest on deposits	2,785	2,129	5,430	4,054
Total interest expense	4,429	2,591	7,745	5,029
Net interest income	4,584	4,326	8,954	8,711
Provision for loan losses	195	32	360	152
Net interest income after provision for loan losses	4,389	4,294	8,594	8,559
Noninterest income
Service charges and fees	481	478	954	942
ATM fees and charges	363	328	737	650
Referral commissions	61	53	115	107
Loss on equity investment	(71)	(279)	(342)	(362)
Bank-owned life insurance	107		214
Other noninterest income	10	15	17	27
Total noninterest income	951	595	1,695	1,364
Noninterest expense
Salaries and benefits	1,804	1,717	3,586	3,288
Occupancy and equipment	422	366	814	682
ATM expense	282	257	580	514
Advertising and promotional	101	104	204	212
Professional services	152	204	381	464
Postage	76	65	141	126
Telephone	90	79	176	153
Other operating expense	324	306	676	585
Total noninterest expense	3,251	3,098	6,558	6,024
Income before income tax expense	2,089	1,791	3,731	3,899
Income tax expense	767	678	1,355	1,480
Net income	$1,322	$1,113	$2,376	$2,419
Comprehensive Income	$1,303	$1,063	$2,301	$2,491
Earnings per common share:
Basic	$0.10	$0.08	$0.17	$0.17
Diluted	$0.10	$0.08	$0.17	$0.17

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

And Other Comprehensive Income

(Unaudited)

(Dollars in thousands, except share data)

		Common Stock							Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Unearned Stock Awards	Shares	Amount	Total
Balance, June 30, 2005		14,711,800	$ 147	$ 57,541	$ 42,689	$ (168)	$ (3,981)	$ (2,015)	(278,470)	$ (3,453)	$ 90,760
Comprehensive income
Net income for the six months ended December 31, 2005	$ 2,376	-	-	-	2,376	-	-	-	-	-	2,376
Other comprehensive income – unrealized loss on securities, net of tax	(75)	-	-	-	-	(75)	-	-	-	-	(75)
Total comprehensive income	$ 2,301
Dividends paid ($0.13 per share) *		-	-	-	(649)	-	-	-	-	-	(649)
Purchase of treasury stock		-	-	-	-	-	-	-	(55,000)	(691)	(691)
Allocation of ESOP common stock		-	-	55	-	-	228	-	-	-	283
Allocation of stock awards		-	-	-	-	-	-	231	-	-	231
Stock options earned		-	-	185	-	-	-	-	-	-	185
Balance, December 31, 2005		14,711,800	$ 147	$ 57,781	$ 44,416	$ (243)	$ (3,753)	$ (1,784)	(333,470)	$ (4,144)	$ 92,420

______________________________
* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	Six Months Ended December 31
	2005	2004
Operating Activities
Net income	$ 2,376	$ 2,419
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	68	83
Amortization of net premiums on loan purchases	313	746
Accretion of net loan origination fees	(50)	(29)
Provision for loan losses	360	152
Federal Home Loan Bank stock dividend	(88)	(75)
Depreciation and amortization	224	215
Amortization of core deposit intangible	61	36
Loss on equity investment	342	362
Increase in cash surrender value of bank-owned life insurance	(214)
Accretion of net premiums on purchased certificates of deposits	(33)	(45)
Amortization of debt exchange costs	92	96
Allocation of ESOP common stock	283	319
Allocation of stock awards	231	59
Stock options earned	185
Net change in accrued interest receivable	(535)	(24)
Net change in other assets	(801)	(520)
Net changes in accrued expenses and other liabilities	802	228
Net cash provided by operating activities	3,616	4,022

Investing Activities
Proceeds from maturities of available-for-sale securities	1,180	1,074
Purchases of held-to-maturity investments	(2,000)	(5,000)
Proceeds from maturities of held-to-maturity securities	5,371	11,223
Net change in time deposits with other financial institutions		(5,940)
Purchases of loans	(148,009)	(63,528)
Net change in loans, excluding loan purchases	42,121	54,555
Purchase of FHLB stock	(4,416)	(1,195)
Proceeds from FHLB stock repurchase		961
Purchase of equity investment	(167)	(165)
Net cash received from branch acquisition		56,491
Purchases of premises and equipment	(287)	(237)
Net cash (used in) provided by investing activities	(106,207)	48,239

Financing Activities
Proceeds from FHLB advances	124,500	165,916
Repayment of FHLB advances	(15,500)	(185,916)
Dividends paid on common stock	(649)	(262)
Purchase of treasury stock	(691)
Debt exchange costs		(473)
Net change in deposits	(4,202)	(18,848)
Net cash provided by (used in) financing activities	103,458	(39,583)

Net change in cash and cash equivalents	867	12,678
Cash and cash equivalents, at beginning of year	17,315	12,158
Cash and cash equivalents, at end of period	$ 18,182	$ 24,836

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: K-Fed Bancorp (or the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (or the “Parent”). The Company and its Parent are holding companies. The Company’s sole subsidiary, Kaiser Federal Bank (or the “Bank”), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its five branch locations throughout California. We plan to open financial service centers in Bellflower and Harbor City during March 2006 with additional financial service centers located in Los Angeles and Riverside to follow. While the Bank originates all types of retail and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions.

The Company’s business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

Basis of Presentation: The financial statements of K-Fed Bancorp have been prepared in conformity with U.S. generally accepted accounting principals (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2006. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for periods prior to the Company’s adoption of SFAS 123(R):

	December 31, 2004
	Three Months Ended	Six Months Ended
	(Dollars in thousands)
Net income as reported	$1,113	$2,419
Add: Stock-based compensation recorded, net of tax
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(41)	(41)
Net income, pro forma	$1,072	$2,378

Earnings per share - as reported
Basic	$0.08	$0.17
Diluted	$0.08	$0.17

Earnings per share – pro forma
Basic	$0.08	$0.17
Diluted	$0.08	$0.17

Note 2 – Employee Stock Ownership Plan

In connection with the stock offering of the Company in 2004, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The Company issued 454,940 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $4.5 million. The $4.5 million loan for the ESOP purchase was borrowed from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. The $4.5 million loan for the ESOP purchase was borrowed from the Company and requires quarterly payments to be made by the Bank of approximately $139,000, which represents principal plus interest at 4.00%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

Note 3 – Employee Stock Compensation

Stock Option Plan (“SOP”). On November 16, 2004, the Company granted 275,600 incentive stock options to certain employees and 98,000 non-qualified stock options to directors, for a total of 373,600 stock options granted. The fair market value of the Company’s common stock for purposes of determining the exercise price of the option on the grant date was $14.50, based on the closing price of the Company’s stock as of the previous business day per the terms of the plan. The Company implemented the SOP to promote the long-term interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operational success of the Company. The maximum number of options that may be issued under the SOP is 568,675. Options were granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations. Compensation expense, net of tax effects related to the SOP was $82,000 for the three months ended December 31, 2005 and $165,000 for the six months ended December 31, 2005.

At December 31, 2005, the Company had an aggregate of 195,075 options available for future issuance under the SOP.

Recognition and Retention Plan (“RRP”). The purpose of the RRP is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 166,300 shares to its directors and certain employees on November 16, 2004, of which 3,000 shares were forfeited during the year ended June 30, 2005. The fair market price of the restricted stock awards was at the $14.10 per share price on November 16, 2004 and totaled $2.3 million. These restricted stock awards vest over a five year period, and therefore, the unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity and will be amortized ratably over a five year period as compensation expense. Compensation expense related to the RRP awards was $116,000 and $231,000 for the three months and six months ended December 31, 2005, respectively. Compensation expense related to the RRP awards was $59,000 for the three and six months ended December 31, 2004. There were 133,640 restricted shares outstanding and the Company had an aggregate of 64,170 restricted shares available for future issuance under the RRP at December 31, 2005.

Note 4 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income as reported	$1,322	$1,113	$2,376	$2,419
Weighted average common shares outstanding	13,868,046	14,116,476	13,874,553	14,110,767
Basic earnings per share	$0.10	$0.08	$0.17	$0.17
Earnings per share assuming dilution
Net income available to common shareholders	$1,322	$1,113	$2,376	$2,419
Weighted average common shares outstanding
Dilutive effect of stock options	—	1,669	—	—
Dilutive effect of stock awards	—	1,796	—	—
Average common shares and dilutive potential common shares	13,868,046	14,119,941	13,874,553	14,110,767
Diluted earnings per share	$0.10	$0.08	$0.17	$0.17

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the three and six months ended December 31, 2005 and for the six months ended December 31, 2004 because to do so would have been anti-dilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Comparison of Financial Condition at December 31, 2005 and June 30, 2005.

General: Our total assets increased by $107.7 million, or 16.8%, to $747.6 million at December 31, 2005 from $639.9 million at June 30, 2005. The increase primarily reflects growth in our net loan portfolio of $105.2 million to $642.8 million from $537.6 million. To fund the increase in assets, advances from the Federal Home Loan Bank increased $109.1 million to $179.9 million at December 31, 2005 from $70.8 million at June 30, 2005.

Assets: Cash and cash equivalents increased $867,000 to $18.2 million at December 31, 2005 from $17.3 million at June 30, 2005.

Our investment portfolio decreased $4.8 million, or 9.6%, to $44.9 million at December 31, 2005 from $49.7 million at June 30, 2005. The decrease is attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio increased $105.2 million, or 19.6%, to $642.8 million at December 31, 2005 from $537.6 million at June 30, 2005. This increase was primarily attributable to increases in one-to-four family and commercial real estate loans. One-to-four family real estate loans increased $84.6 million, or 22.7% to $456.7 million at December 31, 2005 from $372.1 million at June 30, 2005 and commercial loans increased $14.0 million, or 43.3% to $46.4 million at December 31, 2005 from $32.4 million at June 30, 2005. The overall loan mix remained relatively constant, with real estate loans comprising 92.0% of the total loan portfolio at December 31, 2005, compared with 91.3% at June 30, 2005.

Deposits: Total deposits decreased $4.2 million, or 0.9%, to $471.6 million at December 31, 2005 from $475.8 million at June 30, 2005. This decrease is primarily due to a $9.4 million decrease in savings accounts offset by a $5.2 million increase in money market accounts. The decrease in savings account balances is attributable to customers seeking higher yielding returns while money market account balances grew as a result of an introductory high yield, high minimum balance product starting in October 2005.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco increased $109.1 million, or 154.1% to $179.9 million at December 31, 2005 from $70.8 million at June 30, 2005. The increase is primarily attributable to our strategic efforts to leverage our capital to fund lending activities in order to enhance our interest-earning assets position and further maximize efficiencies of our current operations.

Equity: Equity increased $1.6 million to $92.4 million at December 31, 2005 from $90.8 million at June 30, 2005 primarily as a result of $2.4 million in income earned for the six months ended December 31, 2005 in addition to the allocation of ESOP shares, stock awards, and stock options earned during the quarter totaling $699,000. This increase was partially offset by the repurchase of 55,000 of our outstanding common shares at an average price of $12.51 and a total cost of $691,000 and the payment of $649,000 in cash dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, or $0.13 per share for the six months ended December 31, 2005.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended December 31,
		2005 (4)			2004 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$617,837	$8,266	5.35%	$495,572	$6,204	5.01%
Securities(2)	45,589	401	3.52%	56,779	486	3.42%
Fed Funds	23,246	190	3.27%	29,489	141	1.91%
Federal Home Loan Bank stock	7,145	47	2.63%	3,820	39	4.10%
Interest-bearing deposits in other financial institutions	9,010	76	3.37%	5,940	47	3.16%
Other interest-earning assets	2,557	33	5.16%	—	—	—
Total interest-earning assets	705,384	9,013	5.11%	591,600	6,917	4.68%
Noninterest earning assets	30,116			19,398
Total assets	$735,500			$610,998

INTEREST-BEARING LIABILITIES
Money Market	$111,761	$557	1.99%	$111,114	$346	1.25%
Savings deposits	95,494	99	0.41%	96,737	101	0.42%
Certificates of deposit	224,485	2,129	3.79%	215,061	1,682	3.13%
FHLB advances	159,852	1,644	4.11%	49,588	462	3.72%
Total interest-bearing liabilities	591,592	4,429	2.99%	472,500	2,591	2.19%
Noninterest bearing liabilities	52,000			47,393
Total liabilities	643,592			519,893
Equity	91,908			91,105
Total liabilities and equity	$735,500			$610,998
Net interest/spread		$4,584	2.12%		$4,326	2.49%

Margin(3)			2.60%			2.92%

Ratio of interest-earning assets to interest bearing liabilities	119.23%			125.21%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the six months ended December 31,
		2005 (4)			2004 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$584,601	$15,296	5.23%	$499,282	$12,430	4.98%
Securities(2)	46,897	827	3.53%	58,524	1,006	3.44%
Fed Funds	17,316	313	3.62%	18,694	166	1.77%
Federal Home Loan Bank stock	5,814	88	3.03%	3,906	75	3.83%
Interest-bearing deposits in other financial institutions	9,010	141	3.13%	4,667	63	2.69%
Other interest-earning assets	1,564	34	4.35%	—	—	—
Total interest-earning assets	665,202	16,699	5.02%	585,073	13,740	4.70%
Noninterest earning assets	29,866			16,891
Total assets	$695,068			$601,964

INTEREST-BEARING LIABILITIES
Money Market	$109,858	$1,012	1.84%	$107,799	$648	1.20%
Savings deposits	97,216	206	0.42%	95,947	203	0.42%
Certificates of deposit	225,137	4,212	3.74%	200,921	3,203	3.19%
FHLB advances	121,401	2,315	3.81%	62,903	975	3.10%
Total interest-bearing liabilities	553,612	7,745	2.80%	467,570	5,029	2.15%
Noninterest bearing liabilities	49,928			43,908
Total liabilities	603,540			511,478
Equity	91,528			90,486
Total liabilities and equity	$695,068			$601,964
Net interest/spread		$8,954	2.22%		$8,711	2.55%

Margin(3)			2.69%			2.98%

Ratio of interest-earning assets to interest bearing liabilities	120.16%			125.13%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

Comparison of Results of Operations for the Three Months Ended December 31, 2005 and December 31, 2004.

General. Net income for the three months ended December 31, 2005 was $1.3 million, an increase of $209,000, or 18.8%, from the net income of $1.1 million for the three months ended December 31, 2004. Earnings per basic and diluted common share were $0.10 for the three months ended December 31, 2005 compared to $0.08 for the three months ended December 31, 2004. The increase in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $2.1 million or 30.3%, to $9.0 million for the three months ended December 31, 2005 from $6.9 million for the three months ended December 31, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $122.2 million, or 24.7%, from $495.6 million for the three months ended December 31, 2004 to $617.8 million for the three months ended December 31, 2005. The increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 34 basis point increase in the average yield on loans receivable, from 5.01% for the three months ended December 31, 2004 to 5.35% for the three months ended December 31, 2005, resulting from the impact of adding higher-yielding loans to our portfolio, commensurate with increases in general market rates.

Interest income on securities decreased by $85,000 or 17.5%, to $401,000 for the three months ended December 31, 2005 from $486,000 for the three months ended December 31, 2004. The decrease resulted from an $11.2 million, or 19.7% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 9 basis point increase in the average yield on the securities investment portfolio from 3.42% for the three months ended December 31, 2004 to 3.51% for the three months ended December 31, 2005.

Interest Expense. Interest expense increased $1.8 million, or 70.9%, for the three months ended December 31, 2005 to $4.4 million as compared to $2.6 million for the three months ended December 31, 2004. The increase is primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 80 basis points to 2.99% for the three months ended December 31, 2005 from 2.19% for the three months ended December 31, 2004. Average interest-bearing liabilities increased $119.1 million or 25.2% to $591.6 million for the three months ended December 31, 2005 from $472.5 million for the three months ended December 31, 2004.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The loss ratio analysis component of the allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Kaiser Federal Bank will be unable to collect all amounts due according to the terms of the loan agreement, Kaiser Federal Bank determines impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

Our provision for loan losses increased $163,000 to $195,000 for the three months ended December 31, 2005 compared to $32,000 for the three months ended December 31, 2004. The increase in the provision is primarily attributable to $173,000 in net charge-offs incurred in our auto loan portfolio during the three months ended December 31, 2005. The allowance for loan losses as a percent of total loans was 0.39% at December 31, 2005 as compared to 0.45% at June 30, 2005. The decrease in our allowance for loan losses as a percent of total loans is primarily attributable to increases in our one-to-four family real estate loans. One-to-four family loans increased $84.6 million, or 22.7% to $456.7 million at December 31, 2005 from $372.1 million at June 30, 2005. In assessing the adequacy of the allowance, no additional allowances have been established for this growth. The assumptions are based both on current industry and economic trends in addition to incurring no losses within our real estate portfolio since 1997. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $356,000, or 59.8%, to $951,000 for the three months ended December 31, 2005 from $595,000 for the three months ended December 31, 2004. The increase is primarily the result of a $208,000 decrease in the loss on our equity investment in a California Affordable Housing Program tax credit fund, and income totaling $107,000 from bank-owned life insurance purchased in April 2005.

Noninterest Expense. Our noninterest expense increased $153,000, or 4.9% to $3.3 million for the three months ended December 31, 2005 from $3.1 million for the three months ended December 31, 2004. The increase was primarily due to an $87,000 increase in salaries and benefits and a $56,000 increase in occupancy and equipment expense.

Salaries and benefits represented 55.5% of total noninterest expense for the three months ended December 31, 2005 compared to 55.4% for the three months ended December 31, 2004. Total salaries and benefits increased $87,000, or 5.1%, to $1.8 million for the three months ended December 31, 2005 from $1.7 million for the three months ended December 31, 2004. The increase was primarily due to an increase of $57,000 in stock award expense and $92,000 in stock option expense related to the establishment of these plans in November 2004 partially offset by a reduction in fair market value costs related to our employee stock ownership plan and reductions in compensation costs as a result of fewer full-time equivalent employees.

Occupancy and equipment expense increased $56,000, or 15.3% to $422,000 for the three months ended December 31, 2005 from $366,000 for the three months ended December 31, 2004. The increase was primarily due to costs associated with the current relocation of our Pasadena Branch in addition to increased equipment maintenance expense.

Income Tax Expense. Income tax expense for the three months ended December 31, 2005 was $767,000 compared to $678,000 for the three months ended December 31, 2004. This increase is primarily the result of an increase in pre-tax income of $298,000. The effective tax rate was 36.7% and 37.9% for the three months ended December 31, 2005 and 2004, respectively. The decrease in the effective tax rate is due primarily to the income received from our bank-owned life insurance, which is non-taxable.

Comparison of Results of Operations for the Six Months Ended December 31, 2005 and December 31, 2004.

General. Net income was $2.4 million for the six months ended December 31, 2005 and six months ended December 31, 2004. Earnings per basic and diluted common share were $0.17 for the six months ended December 31, 2005 and six months ended December 31, 2004.

Interest Income. Interest income increased by $3.0 million, or 21.5%, to $16.7 million for the six months ended December 31, 2005 from $13.7 million for the six months ended December 31, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $85.3 million, or 17.1%, from $499.3 million for the six months ended December 31, 2004 to $584.6 million for the six months ended December 31, 2005. The increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 25 basis point increase in the average yield on loans receivable, from 4.98% for the six months ended December 31, 2004 to 5.23% for the six months ended December 31, 2005.

Interest income on securities decreased by $179,000 or 17.8%, to $827,000 for the six months ended December 31, 2005 from $1.0 million for the six months ended December 31, 2004. The decrease resulted from an $11.6 million, or 19.9% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 9 basis point increase in the average yield on the securities investment portfolio from 3.44% for the six months ended December 31, 2004 to 3.53% for the six months ended December 31, 2005.

Interest Expense. Interest expense increased $2.7 million, or 54.0%, for the six months ended December 31, 2005 to $7.7 million as compared to $5.0 million for the six months ended December 31, 2004. The increase is primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 65 basis points to 2.80% for the six months ended December 31, 2005 from 2.15% for the six months ended December 31, 2004. Average interest-bearing liabilities increased $86.0 million or 18.4% to $553.6 million for the six months ended December 31, 2005 from $467.6 million for the six months ended December 31, 2004.

Provision for Loan Losses. Our provision for loan losses increased $208,000 to $360,000 for the six months ended December 31, 2005 compared to $152,000 for the six months ended December 31, 2004. The increase in the provision is primarily attributable to $225,000 in net charge-offs incurred in our sub-prime auto loan portfolio during the six months ended December 31, 2005. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $331,000, or 24.3%, to $1.7 million for the six months ended December 31, 2005 from $1.4 million for the six months ended December 31, 2004. The increase is primarily the result of income totaling $214,000 from bank-owned life insurance purchased in April 2005 and an $87,000 increase in ATM fees and charges due to increased usage.

Noninterest Expense. Our noninterest expense increased $534,000, or 8.9%, to $6.6 million for the six months ended December 31, 2005 from $6.0 million for the six months ended December 31, 2004. The increase was primarily due to a $298,000 increase in salaries and benefits, a $132,000 increase in occupancy and equipment expense and a $91,000 increase in other operating expense.

Salaries and benefits represented 54.7% and 54.6% of total noninterest expense for the six months ended December 31, 2005 and December 31, 2004, respectively. Total salaries and benefits increased $298,000, or 9.1%, to $3.6 million for the six months ended December 31, 2005 from $3.3 million for the six months ended December 31, 2004. The increase was primarily due to an increase of $172,000 in stock award expense and $185,000 in stock option expense related to the establishment of these plans in November 2004 partially offset by a reduction in fair market value costs related to our employee stock ownership plan and reductions in compensation costs as a result of fewer full-time equivalent employees.

Occupancy and equipment expense increased $132,000 to $814,000 for the six months ended December 31, 2005 from $682,000 for the six months ended December 31, 2004. The increase was primarily due to increased costs associated with the acquisition of the Panorama City branch from Pan American Bank in September 2004 in addition to costs associated with the current relocation of our Pasadena Branch and increased equipment maintenance expense.

Other operating expense increased $91,000 to $676,000 for the six months ended December 31, 2005 from $585,000 for the six months ended December 31, 2004. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense for the six months ended December 31, 2005 was $1.4 million compared to $1.5 million for the six months ended December 31, 2004. This decrease is primarily a result of a decrease in pre-tax income of $168,000 and a decrease in our effective tax rate. The effective tax rate was 36.3% and 38.0% for the six months ended December 31, 2005 and 2004, respectively. The decrease in the effective tax rate is due primarily to the income received from our bank-owned life insurance, which is non-taxable.

Liquidity and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by Office of Thrift Supervision regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See “Consolidated Statements of Cash Flows” contained in the Consolidated Financial Statements included in this document.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2005, the total approved loan commitments unfunded amounted to $7.9 million, which includes the unadvanced portion of loans of $6.9 million.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at December 31, 2005, totaled $112.9 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2005, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $111.8 million.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at December 31, 2005. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$68,261	15.70%	$34,783	8.00%	$43,478	10.00%
Tier 1 capital (to risk-weighted assets)	65,718	15.11	17,397	4.00	26,096	6.00
Tier 1 (core) capital (to adjusted tangible assets)	65,718	9.06	29,015	4.00	36,268	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards.

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

The asset/liability management committee generally meets on a weekly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of Kaiser Federal Bank. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairman or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least quarterly.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at December 31, 2005 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	December 31, 2005
Change in interest rates in basis points ("bp") (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$52,615	$(28,149)	(35)%	7.72%	(327	)bp
+200 bp	62,635	(18,129)	(22)	8.95	(204)
+100 bp	72,323	(8,441)	(10)	10.08	(91)
0 bp	80,764	—	—	10.99	—
-100 bp	84,041	3,277	4	11.24	25
-200 bp	78,755	(2,009)	(2)	10.47	(52)

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

ITEM 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Act) that occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
7/1/05 – 7/31/05	5,000	$12.47	5,000	225,129
8/1/05 – 8/31/05	10,000	13.01	10,000	215,129
9/1/05 – 9/30/05	15,000	12.60	15,000	200,129
10/1/05 – 10/31/05	10,000	12.27	10,000	190,129
11/1/05 – 11/30/05	10,000	12.29	10,000	180,129
12/1/05 – 12/31/05	5,000	12.20	5,000	175,129
______________________

* On April 27, 2005, the Company announced its intention to repurchase 5% of its outstanding publicly held common stock, or 281,129 shares of stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders for K-Fed Bancorp was held on October 25, 2005. At that meeting, the shareholders elected the following persons to three-year terms to the Board of Directors: Marilyn T. Owsley by a vote of 12,839,533 for and 8,189 against, and Rita H. Zwern by a vote of 12,574,133 for and 273,589 against. There were 293,470 non-voting shares. James L. Breeden, Robert Steinbach, Gerald Murbach, Frank G. Nicewicz, and Kay M. Hoveland also continue to serve as directors after the meeting.

The appointment of Crowe Chizek and Company LLP as independent auditors for the fiscal year ending June 30, 2006 was ratified by a vote of 12,693,788 for and 151,088 against.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-Fed Bancorp
Registrant

Date: February 8, 2006	/s/ Kay M. Hoveland
Kay M. Hoveland
President and Chief Executive Officer

Date: February 8, 2006	/s/ Daniel A. Cano
Daniel A. Cano
Chief Financial Officer

EXHIBIT 31.1

Certification of the Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Kay M. Hoveland, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of K-Fed Bancorp;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 8, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

President and Chief Executive Officer

EXHIBIT 31.2

Certification of the Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Daniel A. Cano, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of K-Fed Bancorp;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s)and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 8, 2006	/s/ Daniel A. Cano

Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 8, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Daniel A. Cano, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 8, 2006	/s/ Daniel A. Cano

Daniel A. Cano

Chief Financial Officer