Form 10-Q
period 2006-03-31
K-FED BANCORP
filed 2006-05-10
CIK 1270985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 14,357,570 shares outstanding as of May 9, 2006.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share data)

	March 31 2006	June 30 2005
ASSETS
Cash and due from banks	$8,388	$6,990
Federal funds sold	26,095	10,325
Total cash and cash equivalents	34,483	17,315
Interest bearing deposits in other financial institutions	9,010	9,010
Securities available-for-sale	17,166	18,848
Securities held-to-maturity, fair value of $25,351 and $30,688 at March 31, 2006 and June 30, 2005, respectively	25,949	30,834
Federal Home Loan Bank stock, at cost	8,640	4,027
Loans receivable	647,704	539,025
Deferred net loan origination fees	(89)	(32)
Net premium on purchased loans	312	982
Allowance for loan losses	(2,544)	(2,408)
Loans receivable, net	645,383	537,567
Accrued interest receivable	2,999	2,310
Premises and equipment, net	2,862	1,491
Core deposit intangible	469	568
Goodwill	3,950	3,950
Bank-owned life insurance	10,410	10,089
Other assets	5,586	3,873
Total assets	$766,907	$639,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$58,067	$43,744
Interest bearing	431,990	432,048
Total deposits	490,057	475,792
Federal Home Loan Bank advances, short-term	10,000	11,000
Federal Home Loan Bank advances, long-term	169,910	59,777
Accrued expenses and other liabilities	3,294	2,553
Total liabilities	673,261	549,122
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; March 31, 2006 — 14,706,040 shares issued. June 30, 2005 — 14,711,800 shares issued.	147	147
Additional paid-in capital	57,818	57,541
Retained earnings	45,422	42,689
Accumulated other comprehensive loss, net of tax	(242)	(168)
Unearned employee stock ownership plan shares	(3,639)	(3,981)
Unearned employee stock awards	(1,595)	(2,015)
Treasury stock, at cost (March 31, 2006 — 343,470 shares; June 30, 2005 — 278,470 shares)	(4,265)	(3,453)
Total stockholders’ equity	93,646	90,760
Total liabilities and stockholders’ equity	$766,907	$639,882
The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Income

and Comprehensive Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$8,776	$6,431	$24,072	$18,861
Interest on securities, taxable	410	476	1,237	1,481
Federal Home Loan Bank dividends	86	38	174	113
Other interest	202	171	690	400
Total interest income	9,474	7,116	26,173	20,855
Interest Expense
Interest on Federal Home Loan Bank advances	1,904	464	4,219	1,438
Interest on deposits	2,868	2,246	8,298	6,301
Total interest expense	4,772	2,710	12,517	7,739
Net interest income	4,702	4,406	13,656	13,116
Provision for loan losses	128	123	488	275
Net interest income after provision for loan losses	4,574	4,283	13,168	12,841
Noninterest income
Service charges and fees	428	444	1,382	1,385
ATM fees and charges	371	338	1,108	988
Referral commissions	53	49	168	157
Loss on equity investment	(101)	(71)	(443)	(434)
Bank-owned life insurance	107	—	321	—
Other noninterest income	15	22	32	50
Total noninterest income	873	782	2,568	2,146
Noninterest expense
Salaries and benefits	1,850	1,748	5,436	5,036
Occupancy and equipment	448	390	1,263	1,072
ATM expense	282	260	862	774
Advertising and promotional	93	83	296	295
Professional services	180	147	560	611
Postage	77	72	219	198
Telephone	86	74	262	227
Other operating expense	353	318	1,029	902
Total noninterest expense	3,369	3,092	9,927	9,115
Income before income tax expense	2,078	1,973	5,809	5,872
Income tax expense	723	746	2,078	2,226
Net income	$1,355	$1,227	$3,731	$3,646
Comprehensive Income	$1,356	$1,112	$3,657	$3,603
Earnings per common share:
Basic	$0.10	$0.09	$0.27	$0.26
Diluted	$0.10	$0.09	$0.27	$0.26

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

And Other Comprehensive Income

(Unaudited)

(Dollars in thousands, except share data)

		Common Stock							Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Unearned Stock Awards	Shares	Amount	Total
Balance June 30, 2005		14,711,800	$147	$57,541	$42,689	$(168)	$(3,981)	$(2,015)	(278,470)	$(3,453)	$90,760
Comprehensive income
Net income for the nine months ended March 31, 2006	$3,731	—	—	—	3,731	—	—	—	—	—	3,731
Other comprehensive income – unrealized loss on securities, net of tax	(74)	—	—	—	—	(74)	—	—	—	—	(74)
Total comprehensive income	$3,657
Dividends paid ($0.20 per share) *		—	—	—	(998)	—	—	—	—	—	(998)
Purchase of treasury stock		—	—	—	—	—	—	—	(65,000)	(812)	(812)
Stock options earned		—	—	277	—	—	—	—	—	—	277
Allocation of stock awards		—	—	—	—	—	—	339	—	—	339
Forfeiture of stock awards		(5,760)	—	(81)	—	—	—	81	—	—	—
Allocation of ESOP common stock		—	—	81	—	—	342	—	—	—	423
Balance March 31, 2006		14,706,040	$147	$57,818	$45,422	$(242)	$(3,639)	$(1,595)	(343,470)	$(4,265)	$93,646

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31
	2006	2005
Operating Activities
Net income	$3,731	$3,646
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	81	126
Amortization of net premiums on loan purchases	430	1,063
Accretion of net loan origination fees	(54)	(51)
Provision for loan losses	488	275
Federal Home Loan Bank stock dividend	(174)	(113)
Depreciation and amortization	346	327
Amortization of core deposit intangible	99	72
Loss on equity investment	443	434
Increase in cash surrender value of bank-owned life insurance	(321)	—
Accretion of net premiums on purchased certificates of deposits	(47)	(79)
Amortization of debt exchange costs	133	175
Allocation of ESOP common stock	423	478
Allocation of stock awards	339	173
Stock options earned	277	—
Net change in accrued interest receivable	(689)	(306)
Net change in other assets	(1,550)	(24)
Net changes in accrued expenses and other liabilities	355	(326)
Net cash provided by operating activities	4,310	5,870

Investing Activities
Proceeds from maturities of available-for-sale securities	1,518	1,581
Purchases of held-to-maturity investments	(2,000)	(5,000)
Proceeds from maturities of held-to-maturity securities	6,842	13,281
Net change in time deposits with other financial institutions	—	(6,040)
Purchases of loans	(161,071)	(102,607)
Net change in loans, excluding loan purchases	52,391	78,764
Purchase of FHLB stock	(4,440)	(1,196)
Proceeds from FHLB stock repurchase	—	961
Purchase of equity investment	(167)	(165)
Net cash received from branch acquisition	—	56,491
Purchases of premises and equipment	(1,717)	(295)
Net cash (used in) provided by investing activities	(108,644)	35,775

Financing Activities
Proceeds from FHLB advances	128,000	165,916
Repayment of FHLB advances	(19,000)	(185,916)
Dividends paid on common stock	(998)	(524)
Purchase of treasury stock	(812)	(143)
Debt exchange costs	—	(473)
Net change in deposits	14,312	(12,604)
Net cash provided by (used in) financing activities	121,502	(33,744)

Net change in cash and cash equivalents	17,168	7,901
Cash and cash equivalents, at beginning of year	17,315	12,158
Cash and cash equivalents, at end of period	$34,483	$20,059

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: K-Fed Bancorp (or the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (or the “Parent”). The Company and its Parent are holding companies. The Company’s sole subsidiary, Kaiser Federal Bank (or the “Bank”), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its six branch locations throughout California. While the Bank originates all types of retail and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions.

The Company’s business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

Basis of Presentation: The financial statements of K-Fed Bancorp have been prepared in conformity with accounting principals generally accepted in the United States (GAAP) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending June 30, 2006. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for periods prior to the Company’s adoption of SFAS 123(R):

	March 31, 2005
	Three Months Ended	Nine Months Ended
	(Dollars in thousands)
Net income as reported	$1,227	$3,646
Add: Stock-based compensation recorded, net of tax	—	—
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(82)	(123)
Net income, pro forma	$1,145	$3,523

Earnings per share – as reported
Basic	$0.09	$0.26
Diluted	$0.09	$0.26

Earnings per share – pro forma
Basic	$0.08	$0.25
Diluted	$0.08	$0.25

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

Note 3 – Employee Stock Compensation

Stock Option Plan (“SOP”). The Company’s SOP provides for issue of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. The Company assumes 3% in forfeitures as a component for determining expense related to the SOP. As of March 31, 2006 the Company has 362,400 options outstanding of which 11,200 were forfeited during the nine months ending March 31, 2006. Compensation expense, net of tax effects related to the SOP was $82,000 for the three months ended March 31, 2006 and $247,000 for the nine months ended March 31, 2006.

Recognition and Retention Plan (“RRP”). The Company’s RRP provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares for the difference between the exercise price and the market value at issue date. Pursuant to its 2004 stock-based incentive plan, the Company awarded 166,300 shares of restricted stock during the year ended June 30, 2005 of which 3,000 shares were forfeited during the year ended June 30, 2005 and 5,760 shares were forfeited during the nine months ended March 31, 2006. These shares vest over a five year period. The unamortized cost of the shares not yet earned (vested) is reported as a reduction of stockholder’s equity. Compensation expense related to the RRP awards was $108,000 and $339,000 for the three months and nine months ended March 31, 2006, respectively. Compensation expense related to the RRP awards was $114,000 and $173,000 for the three months and nine months ended March 31, 2005, respectively. There were 124,880 restricted shares outstanding and the Company had an aggregate of 69,930 restricted shares available for future issuance under the RRP at March 31, 2006.

Note 4 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income as reported	$1,355	$1,227	$3,731	$3,646
Weighted average common shares outstanding	13,867,828	14,124,165	13,872,284	14,115,168
Basic earnings per share	$0.10	$0.09	$0.27	$0.26
Earnings per share assuming dilution
Net income available to common shareholders	$1,355	$1,227	$3,731	$3,646
Weighted average common shares outstanding
Dilutive effect of stock options	—	—	—	—
Dilutive effect of stock awards	—	866	—	—
Average common shares and dilutive potential common shares	13,867,828	14,125,031	13,872,284	14,115,168
Diluted earnings per share	$0.10	$0.09	$0.27	$0.26

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the three and nine months ended March 31, 2006 because to due so would have been anti-dilutive. The effect of stock options was not included in the calculation of diluted earnings per share for the three months ended March 31, 2005 and the effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the nine months ended March 31, 2005 because to do so would have been anti-dilutive.

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

Comparison of Financial Condition at March 31, 2006 and June 30, 2005.

General: Our total assets increased by $127.0 million, or 19.9%, to $766.9 million at March 31, 2006 from $639.9 million at June 30, 2005. The increase primarily reflects growth in our net loan portfolio of $107.8 million to $645.4 million from $537.6 million. To fund the increase in assets, advances from the Federal Home Loan Bank increased $109.1 million to $179.9 million at March 31, 2006 from $70.8 million at June 30, 2005.

Assets: Cash and cash equivalents increased $17.2 million to $34.5 million at March 31, 2006 from $17.3 million at June 30, 2005. The majority of the increase related to federal funds sold, which increased $15.8 million to $26.1 million at March 31, 2006 from $10.3 million at June 30, 2005.

Our investment portfolio decreased $6.6 million, or 13.2%, to $43.1 million at March 31, 2006 from $49.7 million at June 30, 2005. The decrease is attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio increased $107.8 million, or 20.1%, to $645.4 million at March 31, 2006 from $537.6 million at June 30, 2005. This increase was primarily attributable to increases in one-to-four family and commercial real estate loans. One-to-four family real estate loans increased $83.4 million, or 22.4% to $455.5 million at March 31, 2006 from $372.1 million at June 30, 2005 and commercial loans increased $19.6 million, or 60.6% to $52.0 million at March 31, 2006 from $32.4 million at June 30, 2005. The overall loan mix remained relatively constant, with real estate loans comprising 92.1% of the total loan portfolio at March 31, 2006, compared with 91.3% at June 30, 2005.

Premises and equipment increased $1.4 million to $2.9 million at March 31, 2006 from $1.5 million at June 30, 2005. The majority of the increase is attributable to the purchase of a building in Riverside that we intend to open as a financial service center during the first quarter of fiscal 2007. Additionally, we plan to lease and open a financial service center in Harbor City during April 2006 with an additional leased financial service center located in Los Angeles to follow in June 2006.

Deposits: Total deposits increased $14.3 million, or 3.0%, to $490.1 million at March 31, 2006 from $475.8 million at June 30, 2005. This increase is primarily due to increases of $14.3 million in checking accounts and $11.0 million in money market accounts offset by reductions of $4.7 million in savings accounts and $6.3 million in certificates of deposits. The increase in checking account balances was primarily attributable to Kaiser Permanente’s payroll cycle coinciding with the March 31, 2006 quarter end date. Based on our historical experience with Kaiser Permanente’s bi-weekly payroll cycle, deposits inflows coinciding with a third payroll cycle in one month are withdrawn at a faster than normal rate and we expect this to occur in subsequent months. Money market account balances grew as a result of an introductory high yield, high minimum balance product starting in October 2005.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco increased $109.1 million, or 154.2% to $179.9 million at March 31, 2006 from $70.8 million at June 30, 2005. The increase is primarily attributable to our strategic efforts to leverage our capital to fund lending activities in order to enhance our interest-earning assets position and further maximize efficiencies of our current operations.

Equity: Equity increased $2.8 million to $93.6 million at March 31, 2006 from $90.8 million at June 30, 2005 primarily as a result of $3.7 million in income earned for the nine months ended March 31, 2006 in addition to the allocation of ESOP shares, stock awards, and stock options earned during the same period totaling $1.0 million. This increase was partially offset by the repurchase of 65,000 of our outstanding common shares at an average price of $12.44 and a total cost of $812,000 and the payment of $998,000 in cash dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, or $0.20 per share for the nine months ended March 31, 2006.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended March 31,
		2006(4)			2005(4)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable (1)	$643,812	$8,776	5.45%	$511,437	$6,431	5.03%
Securities(2)	43,985	410	3.73%	53,636	476	3.55%
Fed Funds	10,535	110	4.18%	14,121	107	3.02%
Federal Home Loan Bank stock	8,570	86	4.01%	3,609	38	4.18%
Interest-bearing deposits in other financial institutions	9,010	80	3.55%	8,985	63	2.82%
Other interest-earning assets	1,214	12	3.95%	202	1	1.32%
Total interest-earning assets	717,126	9,474	5.28%	591,990	7,116	4.81%
Noninterest earning assets	31,264			18,819
Total assets	$748,390			$610,809

INTEREST-BEARING LIABILITIES
Money Market accounts	$113,301	$632	2.23%	$107,539	$337	1.25%
Savings deposits	91,116	92	0.40%	94,595	97	0.41%
Certificate of deposits	220,364	2,144	3.89%	221,970	1,812	3.27%
FHLB advances	179,890	1,904	4.23%	49,662	464	3.73%
Total interest-bearing liabilities	604,671	4,772	3.16%	473,766	2,710	2.29%
Noninterest bearing liabilities	50,722			44,869
Total liabilities	655,393			518,635
Equity	92,997			92,174
Total liabilities and equity	$748,390			$610,809
Net interest/spread		$4,702	2.12%		$4,406	2.52%

Margin(3)			2.62%			2.98%

Ratio of interest-earning assets to interest-bearing liabilities	118.60%			124.95%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the nine months ended March 31,
		2006(4)			2005(4)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable (1)	$602,463	$24,072	5.33%	$503,639	$18,861	4.99%
Securities(2)	45,929	1,237	3.59%	56,911	1,481	3.47%
Fed Funds	15,544	423	3.63%	17,097	272	2.12%
Federal Home Loan Bank stock	6,645	174	3.49%	3,818	113	3.96%
Interest-bearing deposits in other financial institutions	9,010	220	3.26%	5,970	126	2.82%
Other interest-earning assets	1,311	47	4.78%	81	2	3.00%
Total interest-earning assets	680,902	26,173	5.13%	587,516	20,855	4.73%
Noninterest earning assets	30,243			17,266
Total assets	$711,145			$604,782

INTEREST-BEARING LIABILITIES
Money Market accounts	$110,995	$1,645	1.98%	$107,370	$985	1.22%
Savings deposits	95,465	298	0.42%	95,598	300	0.42%
Certificate of deposits	223,516	6,355	3.79%	207,902	5,016	3.22%
FHLB advances	138,950	4,219	4.05%	58,935	1,438	3.25%
Total interest-bearing liabilities	568,926	12,517	2.93%	469,805	7,739	2.20%
Noninterest bearing liabilities	50,192			43,940
Total liabilities	619,118			513,745
Equity	92,027			91,037
Total liabilities and equity	$711,145			$604,782
Net interest/spread		$13,656	2.20%		$13,116	2.53%

Margin(3)			2.67%			2.98%

Ratio of interest-earning assets to interest-bearing liabilities	119.68%			125.06%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005.

General. Net income for the three months ended March 31, 2006 was $1.4 million, an increase of $128,000, or 10.4%, from the net income of $1.2 million for the three months ended March 31, 2005. Earnings per basic and diluted common share were $0.10 for the three months ended March 31, 2006 compared to $0.09 for the three months ended March 31, 2005. The increase in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $2.4 million or 33.1%, to $9.5 million for the three months ended March 31, 2006 from $7.1 million for the three months ended March 31, 2005. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $132.4 million, or 25.9%, from $511.4 million for the three months ended March 31, 2005 to $643.8 million for the three months ended March 31, 2006. This increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 42 basis point increase in the average yield on loans receivable, from 5.03% for the three months ended March 31, 2005 to 5.45% for the three months ended March 31, 2006, resulting from the impact of adding higher-yielding loans to our portfolio, commensurate with increases in general market rates.

Interest income on securities decreased by $66,000 or 13.9%, to $410,000 for the three months ended March 31, 2006 from $476,000 for the three months ended March 31, 2005. The decrease resulted from a $9.7 million, or 18.0% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by an 18 basis point increase in the average yield on the securities investment portfolio from 3.55% for the three months ended March 31, 2005 to 3.73% for the three months ended March 31, 2006, commensurate with increases in general market rates and the addition of higher-rate securities.

Interest Expense. Interest expense increased $2.1 million, or 76.1%, for the three months ended March 31, 2006 to $4.8 million as compared to $2.7 million for the three months ended March 31, 2005. The increase is primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 87 basis points to 3.16% for the three months ended March 31, 2006 from 2.29% for the three months ended March 31, 2005. Average interest-bearing liabilities increased $130.9 million or 27.6% to $604.7 million for the three months ended March 31, 2006 from $473.8 million for the three months ended March 31, 2005.

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

Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that Kaiser Federal Bank will be unable to collect all amounts due according to the terms of the loan agreement, Kaiser Federal Bank determines impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

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

Our provision for loan losses was $128,000 for the three months ended March 31, 2006 compared to $123,000 for the three months ended March 31, 2005. The allowance for loan losses as a percent of total loans was 0.39% at March 31, 2006 as compared to 0.45% at June 30, 2005. The decrease in our allowance for loan losses as a percent of total loans is primarily attributable to increases in our one-to-four family real estate loans. One-to-four family loans increased $83.4 million, or 22.4% to $455.5 million at March 31, 2006 from $372.1 million at June 30, 2005. In assessing the adequacy of the allowance, no additional allowances have been established for this growth. The assumptions are based both on current industry and economic trends in addition to incurring no losses within our real estate portfolio since 1997. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $91,000, or 11.6%, to $873,000 for the three months ended March 31, 2006 from $782,000 for the three months ended March 31, 2005. The increase is primarily the result of income totaling $107,000 from bank-owned life insurance purchased in April 2005.

Noninterest Expense. Our noninterest expense increased $277,000, or 9.0% to $3.4 million for the three months ended March 31, 2006 from $3.1 million for the three months ended March 31, 2005. The increase was primarily due to a $102,000 increase in salaries and benefits, a $33,000 increase in professional services, a $58,000 increase in occupancy and equipment expense, and a $35,000 increase in other operating expense.

Salaries and benefits represented 54.9% of total noninterest expense for the three months ended March 31, 2006 compared to 56.5% for the three months ended March 31, 2005. Total salaries and benefits increased $102,000, or 5.8%, to $1.9 million for the three months ended March 31, 2006 from $1.7 million for the three months ended March 31, 2005. The increase was primarily due to the addition of $92,000 in stock option expense related to the adoption of FAS-123R partially offset by a reduction in fair market value costs related to our employee stock ownership plan.

Professional services increased $33,000, or 22.4% to $180,000 for the three months ended March 31, 2006 from $147,000 for the three months ended March 31, 2005. The increase in professional services was primarily due to increased audit fees and increased costs related to loan quality reviews.

Occupancy and equipment expense increased $58,000, or 14.9% to $448,000 for the three months ended March 31, 2006 from $390,000 for the three months ended March 31, 2005. The increase was primarily due to costs associated with the current relocation of our Pasadena Branch and non-capitalizable costs related to build-outs of financial service centers in Bellflower and Harbor City in addition to increased equipment maintenance expense.

Other operating expense increased $35,000, or 11.0% to $353,000 for the three months ended March 31, 2006 from $318,000 for the three months ended March 31, 2005. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense for the three months ended March 31, 2006 was $723,000 compared to $746,000 for the three months ended March 31, 2005. This decrease is primarily the result of a decrease in our effective tax rate. The effective tax rate was 34.8% and 37.8% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate is due primarily to the income received from our bank-owned life insurance, which is non-taxable.

Comparison of Results of Operations for the Nine Months Ended March 31, 2006 and March 31, 2005.

General. Net income was $3.7 million for the nine months ended March 31, 2006 compared to $3.6 million for the nine months ended March 31, 2005. Earnings per basic and diluted common share were $0.27 for the nine months ended March 31, 2006 compared to $0.26 for the nine months ended March 31, 2005.

Interest Income. Interest income increased by $5.3 million, or 25.5%, to $26.2 million for the nine months ended March 31, 2006 from $20.9 million for the nine months ended March 31, 2005. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $98.8 million, or 19.6%, from $503.6 million for the nine months ended March 31, 2005 to $602.5 million for the nine months ended March 31, 2006. The increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 34 basis point increase in the average yield on loans receivable, from 4.99% for the nine months ended March 31, 2005 to 5.33% for the nine months ended March 31, 2006.

Interest income on securities decreased by $244,000 or 16.5%, to $1.2 million for the nine months ended March 31, 2006 from $1.5 million for the nine months ended March 31, 2005. The decrease resulted from an $11.0 million, or 19.3% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 12 basis point increase in the average yield on the securities investment portfolio from 3.47% for the nine months ended March 31, 2005 to 3.59% for the nine months ended March 31, 2006.

Interest Expense. Interest expense increased $4.8 million, or 61.7%, for the nine months ended March 31, 2006 to $12.5 million as compared to $7.7 million for the nine months ended March 31, 2005. The increase is primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 73 basis points to 2.93% for the nine months ended March 31, 2006 from 2.20% for the nine months ended March 31, 2005. Average interest-bearing liabilities increased $99.1 million or 21.1% to $568.9 million for the nine months ended March 31, 2006 from $469.8 million for the nine months ended March 31, 2005.

Provision for Loan Losses. Our provision for loan losses increased $213,000 to $488,000 for the nine months ended March 31, 2006 compared to $275,000 for the nine months ended March 31, 2005. The increase in the provision is primarily attributable to $352,000 in net charge-offs incurred in our auto loan portfolio during the nine months ended March 31, 2006. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $422,000, or 19.7%, to $2.6 million for the nine months ended March 31, 2006 from $2.1 million for the nine months ended March 31, 2005. The increase is primarily the result of income totaling $321,000 from bank-owned life insurance purchased in April 2005 and a $120,000 increase in ATM fees and charges due to increased usage and deployment of additional ATM’s partially offset by declines in other noninterest income.

Noninterest Expense. Our noninterest expense increased $812,000, or 8.9%, to $9.9 million for the nine months ended March 31, 2006 from $9.1 million for the nine months ended March 31, 2005. The increase was primarily due to a $400,000 increase in salaries and benefits, a $191,000 increase in occupancy and equipment expense and a $127,000 increase in other operating expense.

Salaries and benefits represented 54.8% and 55.2% of total noninterest expense for the nine months ended March 31, 2006 and March 31, 2005, respectively. Total salaries and benefits increased $400,000, or 7.9%, to $5.4 million for the nine months ended March 31, 2006 from $5.0 million for the nine months ended March 31, 2005. The increase was primarily due to an increase of $166,000 in stock award expense and the addition of $277,000 in stock option expense related to the to the adoption of FAS-123R partially offset by a reduction in fair market value costs related to our employee stock ownership plan.

Occupancy and equipment expense increased $191,000, or 17.8% to $1.3 million for the nine months ended March 31, 2006 from $1.1 million for the nine months ended March 31, 2005. The increase was primarily due to non-capitalizable costs related to build-outs of financial service centers in Bellflower and Harbor City in addition to costs associated with the current relocation of our Pasadena Branch and increased equipment maintenance expense.

Other operating expense increased $127,000, or 14.1% to $1.0 million for the nine months ended March 31, 2006 from $902,000 for the nine months ended March 31, 2005. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2006 was $2.1 million compared to $2.2 million for the nine months ended March 31, 2005. This decrease is primarily a result of a decrease in pre-tax income of $63,000 and a decrease in our effective tax rate. The effective tax rate was 35.8% and 37.9% for the nine months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate is due primarily to the income received from our bank-owned life insurance, which is non-taxable.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2006, the total approved loan commitments unfunded amounted to $7.5 million, which includes the unadvanced portion of loans of $7.2 million.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at March 31, 2006, totaled $114.1 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2006, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $119.7 million.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at March 31, 2006. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$69,936	15.76%	$35,493	8.00%	$44,366	10.00%
Tier 1 capital (to risk-weighted assets)	67,392	15.19	17,747	4.00	26,620	6.00
Tier 1 (core) capital (to adjusted tangible assets)	67,392	9.05	29,793	4.00	37,242	5.00

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

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of director’s sets and recommends the asset and liability policies of Kaiser Federal Bank, which are implemented by the asset/liability management committee.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at March 31, 2006 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	March 31, 2006
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$58,484	$(28,449)	(33)%	8.33%	(317	)bp
+200 bp	68,445	(18,489)	(21)	9.50	(200)
+100 bp	78,188	(8,745)	(10)	10.59	(91)
0 bp	86,934	—	—	11.50	—
-100 bp	91,556	4,622	5	11.90	40
-200 bp	87,559	625	1	11.30	(20)

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
7/1/05 – 7/31/05	5,000	$12.47	5,000	225,129
8/1/05 – 8/31/05	10,000	13.01	10,000	215,129
9/1/05 – 9/30/05	15,000	12.60	15,000	200,129
10/1/05 – 10/31/05	10,000	12.27	10,000	190,129
11/1/05 – 11/30/05	10,000	12.29	10,000	180,129
12/1/05 – 12/31/05	5,000	12.20	5,000	175,129
1/1/06 – 1/31/06	10,000	12.06	10,000	165,129
2/1/06 – 2/28/06	—	—	—	165,129
3/1/06 – 3/31/06	—	—	—	165,129

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

K-Fed Bancorp
Registrant

Date: May 10, 2006	/s/ Kay M. Hoveland
Kay M. Hoveland
President and Chief Executive Officer

Date: May 10, 2006	/s/ Daniel A. Cano
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2006	/s/ Kay M. Hoveland

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2006	/s/ Daniel A. Cano

Daniel A. Cano

Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 10, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Daniel A. Cano, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 10, 2006	/s/ Daniel A. Cano

Daniel A. Cano

Chief Financial Officer