Form 10-K
period 2006-06-30
K-FED BANCORP
filed 2006-09-08
CIK 1270985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50592

K-FED BANCORP

(Exact name of registrant as specified in its charter)

Federal	20-0411486
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1359 N. Grand Avenue, Covina, CA	91724
(Address of principal executive offices)	(Zip Code)

(800) 524-2274

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity as of December 31, 2005 was $61.3 million. There were 14,191,941 shares of the registrant’s common stock, $.01 par value per share, outstanding at August 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

K-FED BANCORP

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2006

Part I.

Item 1. Business.

General

K-Fed Bancorp (or the “Company”) is a federally-chartered stock corporation that was formed in July 2003 as a wholly-owned subsidiary of K-Fed Mutual Holding Company, a federally-chartered mutual holding company, in connection with the mutual holding company reorganization of Kaiser Federal Bank (or the “Bank”), a federally chartered stock savings association. Upon completion of the mutual holding company reorganization in July 2003, the Company acquired all of the capital stock of the Bank. On March 30, 2004, the Company completed a minority stock offering in which it sold 5,686,750 shares, or 39.09%, of its outstanding common stock to eligible depositors of the Bank in a subscription offering. The remaining 8,861,750 outstanding shares of the Company’s common stock are owned by K-Fed Mutual Holding Company.

K-Fed Mutual Holding Company is subject to regulation by the Office of Thrift Supervision. K-Fed Mutual Holding Company’s principal assets are its investment in K-Fed Bancorp and approximately $30,000 in cash. So long as K-Fed Mutual Holding Company is in existence, it will at all times own at least a majority of the outstanding common stock of K-Fed Bancorp.

At June 30, 2006, K-Fed Bancorp had total consolidated assets of $738.9 million, net loans of 634.1 million, deposits of $463.5 million and shareholders’ equity of $92.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We are headquartered in Covina, California, with a branch in Pasadena and Panorama City to serve Los Angeles County, a branch in Fontana to serve San Bernardino and Riverside Counties, and a branch in Santa Clara to serve Santa Clara County. New financial service centers were recently opened during April 2006 in Bellflower and Harbor City, with additional financial service centers located in Los Angeles and Riverside currently under construction.

The Bank began operations as a credit union in 1953 when we were formed as Kaiser Foundation Hospital Employees Federal Credit Union. The credit union initially served the employees of the Kaiser Foundation Hospital in Los Angeles, California. As the Kaiser Permanente Medical Care Program evolved so did the credit union, and in 1972, it changed its name to Kaiser Permanente Federal Credit Union. The credit union grew to primarily serve Kaiser employees and physicians who worked or lived in California between the Mexican border in the south and San Francisco County to the north. The credit union serviced members with two branches, Pasadena and Santa Clara, and a network of ATMs primarily located in Kaiser medical centers. However, as a credit union, the credit union was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings association known as Kaiser Federal Bank which serves the general public as well as Kaiser Permanente employees.

On July 1, 2003, we completed our conversion from a federal mutual savings association to a federal stock savings association in conjunction with the mutual holding company reorganization. Om March 30, 2004, the Company completed its initial stock offering.

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

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market area of San Diego, Los Angeles, San Bernardino, Riverside, and Santa Clara Counties, California.

Available Information

Our Internet address is www.kfed.com. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All SEC filings of the Company are also available at the SEC’s website, www.sec.gov.

Market Area

Our expansive market area provides a large, increasing base of potential customers with per capita income levels favorable to the national average. Los Angeles County’s economy has improved dramatically since the mid 1990’s as a result of extensive overhauling and restructuring of the region’s basic economic sectors. This base consists of a diversified mix of high-technology commercial endeavors, by-products of the defense related industries, which capitalized on the highly educated and skilled labor force. Emerging growth areas include telecommunications, electronics, computers, software and biomedical technologies as well as international trade. The western portion of San Bernardino and Riverside Counties are adjacent to higher housing cost areas of Los Angeles, Orange and San Diego Counties and are a magnet for new residents seeking affordable housing as well as many local business operations. Manufacturing, transportation and distribution companies provide thousands of jobs in this area. Santa Clara County is in the “Silicon Valley” where high technology industries have down sized. However, the per capita income well exceeds the state and national average.

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

Lending Activities

General. We originate and purchase one- to four-family and multi-family residential loans and to a lesser extent we originate and purchase commercial real estate loans. We also originate consumer loans, primarily automobile loans. Our loans carry either a fixed or an adjustable rate of interest. Consumer loans are generally short term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. We also have loans in our portfolio that require only interest payments on a monthly basis. At June 30, 2006, our net loan portfolio totaled $634.1 million, which constituted 85.8% of our total assets. We underwrite each purchased loan in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing released to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs.

At June 30, 2006, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $10.3 million, or 15% of our unimpaired capital. At June 30, 2006, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2006 were as follows: (1) one loan to a limited partnership totaling $5.2 million, secured by an industrial facility located in Riverside County; (2) one loan to a limited partnership totaling $4.5 million, secured by 6 industrial buildings located in Los Angeles County; (3) three loans to an individual totaling $4.4 million, secured by 2 office buildings and a restaurant, all located in Orange County; (4) one loan to a corporation totaling $4.0 million, secured by an office building located in Orange County.; and (5) one loan to a limited partnership totaling $3.8 million, secured by a medical office building located in Los Angeles County.

The following table presents information concerning the composition of Kaiser Federal Bank’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One- to four-family	$437,024	68.63%	$372,134	69.04%	$341,776	68.82%	$259,563	66.64%	$145,383	61.03%
Commercial	58,845	9.24	32,383	6.01	26,879	5.41	21,266	5.46	7,585	3.18
Multi-family	89,220	14.01	87,650	16.26	72,519	14.60	42,275	10.85	20,345	8.55
Total real estate loans	585,089	91.88	492,167	91.31	441,174	88.83	323,104	82.95	173,313	72.76

Other loans
Consumer:
Automobile	41,572	6.53	38,613	7.16	47,359	9.54	56,872	14.60	51,947	21.81
Home equity	1,787	0.28	601	0.11	437	0.08	664	0.17	1,735	0.73
Other	8,374	1.31	7,644	1.42	7,675	1.55	8,878	2.28	11,202	4.70
Total other loans	51,733	8.12	46,858	8.69	55,471	11.17	66,414	17.05	64,884	27.24

Total loans	636,822	100.00%	539,025	100.00%	496,645	100.00%	389,518	100.00%	238,197	100.00%

Less:
Net deferred loan originations fees	(202)		(32)		(332)		(354)		(219)
Net premiums on purchased loans	195		982		2,221		2,757		680
Allowance for loan losses	(2,722)		(2,408)		(2,328)		(2,281)		(1,744)
Total loans receivable, net	$634,093		$537,567		$496,206		$389,640		$236,914

The following table shows the composition of Kaiser Federal Bank’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED RATE	(Dollars in thousands)
Real Estate
One- to four-family	$258,918	40.66%	$133,854	24.83%	$82,104	16.53%	$72,798	18.69%	$71,734	30.12%
Total real estate loans	258,918	40.66	133,854	24.83	82,104	16.53	72,798	18.69	71,734	30.12

Other loans
Consumer:
Automobile	41,572	6.53	38,613	7.16	47,359	9.54	56,872	14.60	51,941	21.80
Other	7,424	1.17	6,666	1.24	6,459	1.30	7,530	1.93	9,607	4.03
Total other loans	48,996	7.70	45,279	8.40	53,818	10.84	64,402	16.53	61,548	25.83
Total fixed-rate loans	307,914	48.36	179,133	33.23	135,922	27.37	137,200	35.22	133,282	55.95

ADJUSTABLE RATE
Real Estate
One- to four-family	178,106	27.96	238,280	44.21	259,672	52.29	186,765	47.95	73,649	30.93
Commercial	58,845	9.24	32,383	6.01	26,879	5.41	21,266	5.46	7,585	3.18
Multi-family	89,220	14.01	87,650	16.26	72,519	14.60	42,275	10.85	20,345	8.54
Total real estate loans	326,171	51.21	358,313	66.48	359,070	72.30	250,306	64.26	101,579	42.65

Other loans
Consumer:
Automobile	—	—	—	—	—	—	—	—	6	—
Home equity	1,787	0.28	601	0.11	437	0.09	664	0.17	1,735	0.73
Other	950	0.15	978	0.18	1,216	0.24	1,348	0.35	1,595	0.67
Total other loans	2,737	0.43	1,579	0.29	1,653	0.33	2,012	0.52	3,336	1.40
Total adjustable-rate loans	328,908	51.64	359,892	66.77	360,723	72.63	252,318	64.78	104,915	44.05
Total loans	636,822	100.00%	539,025	100.00%	496,645	100.00%	389,518	100.00%	238,197	100.00%
Less:
Net deferred loan originations fees	(202)		(32)		(332)		(354)		(219)
Net premiums on purchased loans	195		982		2,221		2,757		680
Allowance for loan losses	(2,722)		(2,408)		(2,328)		(2,281)		(1,744)
Total loans receivable, net	$634,093		$537,567		$496,206		$389,640		$236,914

Loan Maturity and Repricing. The following schedule illustrates certain information at June 30, 2006 regarding the dollar amount of loans maturing in Kaiser Federal Bank’s portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate
	One- to Four-Family	Multi-family	Commercial	Consumer –Autos	Consumer – Other (1)	Total
	(In thousands)
At June 30, 2006
Within (1) year (2)	$—	$40	$—	$782	$5,553	$6,375

After 1 year:
After 1 year through 3 years	64	—	—	10,762	335	11,161
After 3 years through 5 years	518	—	—	29,195	393	30,106
After 5 years through 10 years	3,432	965	58,183	833	3,880	67,293
After 10 years through 15 years	77,424	59,978	662	—	—	138,064
Over 15 years	355,586	28,237	—	—	—	383,823
Total due after 1 year	437,024	89,180	58,845	40,790	4,608	630,447
Total	$437,024	$89,220	$58,845	$41,572	$10,161	$636,822

(1) Includes home equity loans.
(2) Includes demand loans and loans that have no stated maturity.

The following table illustrates certain information at June 30, 2006 regarding the dollar amount of loans maturing in Kaiser Federal Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate
	One- to Four-Family	Multi-family	Commercial	Consumer –Autos	Consumer – Other (1)	Total
	(In thousands)
At June 30, 2006
Within (1) year (2)	$51,914	$32,238	$5,688	$782	$5,553	$96,175

After 1 year:
After 1 year through 3 years	78,316	37,542	20,592	10,762	335	147,547
After 3 years through 5 years	36,019	15,476	25,513	29,195	393	106,596
After 5 years through 10 years	15,963	3,964	7,052	833	3,880	31,692
After 10 years through 15 years	254,812	—	—	—	—	254,812
Over 15 years	—	—	—	—	—	—
Total due after 1 year	385,110	56,982	53,157	40,790	4,608	540,647
Total	$437,024	$89,220	$58,845	$41,572	$10,161	$636,822

(1) Includes home equity loans.
(2) Includes demand loans and loans that have no stated maturity.

The following tables set forth the dollar amount of all loans due after June 30, 2007, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2007
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans
One- to four-family	$258,918	$178,106	$437,024
Commercial	─	58,845	58,845
Multi-family	─	89,180	89,180
Total real estate loans	258,918	326,131	585,049

Other Loans
Consumer
Automobile	40,790	─	40,790
Home equity	─	─	─
Other loans	4,608	─	4,608
Total other loans	45,398	─	45,398
Total loans	$304,316	$326,131	$630,447

Of the $636.8 million in gross loans at June 30, 2006, approximately $307.9 million have fixed rates of interest and approximately $328.9 million have adjustable rates of interest.

One- to Four-Family Residential Lending. At June 30, 2006, one- to four-family residential mortgage loans totaled $437.0 million, or 68.6%, of our gross loan portfolio. We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent state licensed fee appraisers approved by our board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. We currently retain in our portfolios all single-family loans we originate. We purchased $158.8 million in one- to four-family residential mortgage loans within the past fiscal year.

We currently originate one- to four-family mortgage loans on a fixed-rate and adjustable-rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable-rate loans are tied to a variety of indices including a rate based on U.S. Treasury securities adjusted to a constant maturity of one year and the average of U.S. Treasury securities adjusted to a constant maturity of one year over the previous 12 month period. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our home mortgages are structured with a five to thirty year maturity, with amortizations up to a 30-year period. All of our one- to four-family loans originated or purchased are secured by properties located in California.

All our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The loans originated or purchased by us are underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

See “- Loan Originations, Purchases, Sales and Repayments.” See “- Asset Quality - Non-Performing Assets” and “Asset Quality - Classified Assets.”

Adjustable rate mortgage loans generally pose different credit risks than fixed-rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The Company has not experienced significant delinquencies for these loans. However, the majority of these loans have been purchased or originated within the past three years. See “ - Asset Quality – Non-Performing Assets” and “ - Classified Assets.” At June 30, 2006, our one- to four-family adjustable rate mortgage loan portfolio totaled $178.1 million, or 28.0% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $258.9 million, or 40.7% of the Company’s gross loan portfolio.

In addition, the Company has purchased adjustable-rate interest-only mortgage loans. As of June 30, 2006, the Company’s one- to four-family interest-only adjustable rate mortgages loans totaled $90.3 million, or 14.2% of our gross loan portfolio. We have no plans to significantly increase the number of interest-only loans held in our loan portfolio at this time.

Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At June 30, 2006, multi-family residential loans totaled $89.2 million, or 14.0%, of our gross loan portfolio.

Our multi-family residential loans are originated primarily with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize over a period of up to 30 years and have maximum maturity of 30 years. These loans are secured by properties located in California. We use mortgage bankers and brokers to originate these loans as well as through our staff. We retain some of the multi-family loans we originate, while selling participations in others to manage our exposure to any one borrower.

Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by our board of directors. See “- Loan Originations, Purchases, Sales and Repayments.”

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrower may be requested to or required to provide periodic financial information. See “- Asset Quality - Non-Performing Assets.”

Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area. At June 30, 2006, commercial real estate loans totaled $58.8 million, or 9.2%, of our gross loan portfolio. Our largest commercial real estate loan at June 30, 2006, was a $5.2 million loan secured by an industrial facility located in Riverside County.

We originate only adjustable-rate commercial real estate loans. The interest rate on these loans is tied to a variety of indices, including a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 30 years, have maturities of up to 15 years and carry pre-payment penalties.

Loans secured by commercial real estate are underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state licensed fee appraisers approved by the board of directors. All the properties securing our commercial real estate loans are located in California. See “- Loan Originations, Purchases, Sales and Repayments.”

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality - Non-Performing Loans.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At June 30, 2006, our consumer loan portfolio, exclusive of automobile loans, totaled $10.2 million, or 1.6%, of our gross loan portfolio. In recent years, our consumer loans, as a percentage of our loan portfolio, has continued to decrease as we have emphasized our real estate loan products.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $41.6 million, or 6.5%, of our gross loan portfolio at June 30, 2006. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

While we originate adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase real estate whole loans as well as participation interests in real estate loans. In addition, we sell participation interests in some of our larger real estate loans. We began purchasing one- to four-family real estate loans in January 2001 and commercial real estate loans in October 2001. We have used 10 different loan brokers in these purchase transactions. As of June 30, 2006, we had participation interests in three commercial real estate loans. At June 30, 2006, our real estate loan portfolio totaled $585.1 million or 91.9% of the gross loan portfolio. Purchased real estate loans at June 30, 2006 totaled $386.9 million, or 66.1% of the real estate loan portfolio. At June 30, 2005, our real estate loan portfolio totaled $492.2 million or 91.3% of the gross loan portfolio. Purchased real estate loans at June 30, 2005 totaled $328.1 million or 66.7% of the real estate loan portfolio.

The following table shows the loan origination, purchase, sale and repayment activities of Kaiser Federal Bank for the periods indicated, and includes loans originated for both our own portfolio and for sale of participating interests.

	Years ended June 30,
	2006		2005	2004
		(In thousands)
Originations by type:
Adjustable rate:
Real estate-one to four-family	$	─	$3,942	$1,288
-commercial		32,154	6,200	12,820
-multi-family		14,771	17,750	24,100
Non-real estate – other consumer		5,694	4,445	4,516
Total adjustable rate		52,619	32,337	42,724

Fixed rate:
Real estate-one to four-family		14,238	10,446	16,595
Non-real estate - consumer automobile		26,318	18,453	21,070
- other consumer		8,591	8,617	9,447
Total fixed-rate		49,147	37,516	47,112
Total loans originated		101,766	69,853	89,836

Purchases:
Adjustable rate:
Real estate- one to four-family		13,074	73,740	247,160
-commercial		2,430	3,993	─
-multi-family		─	10,152	18,394
Total adjustable rate		15,504	87,885	265,554

Fixed rate:
Real estate- one to four-family		145,771	62,825	18,281
Total fixed rate		145,771	62,825	18,281
Total loans purchased (1)		161,275	150,710	283,835

Sales and repayments:
Sales and loan participations sold		─	─	1,585
Principal repayments		165,244	178,183	264,959
Total reductions		165,244	178,183	266,544
Increase (decrease) in other items, net		(1,271)	(1,019)	(561)
Net increase		$96,526	$41,361	$106,566

(1) Loan principal purchase amount only. Premiums and discounts on loans purchased included as increase (decrease) in other items, net. Net loans purchased amounted to $161.1 million, $151.2 million, and $286.2 million for the years ended June 30, 2006, 2005, and 2004, respectively.

Asset Quality

The Kaiser Permanente Medical Care Program employs a large percentage of Kaiser Federal Bank’s account holders. Further, a significant concentration of our borrowers reside in California. Although Kaiser Federal Bank has a diversified loan portfolio, borrowers’ ability to repay loans may be affected by the economic climate of either the health care industry or the overall geographic region in which the borrowers reside. Because we have a significant amount of real estate loans, decreases in California’s real estate values could adversely affect the value of property used as collateral. In this regard, at June 30, 2006, the rate of unemployment (seasonally adjusted) in the State of California was 5.6% as compared with the unemployment rate for the United States at 4.7%. These same rates of unemployment at June 30, 2005 were 5.4% and 5.0%, respectively. The June 2006 California Forecast, authored by Senior Economist Christopher Thornberg of UCLA, continues to warn of a slowdown in the housing market and says, “The only debate now is how hard a landing there will be and what will it mean for the general economy.” One impact, Thornberg forecasts is that 200,000 jobs will be lost in the construction sector as residential construction and remodeling slow markedly. Thornberg forecasts the unemployment rate will rise from 5.6% in the fourth quarter of 2006 to 6.3% and 6.2% in the fourth quarter of 2007 and 2008. These factors may negatively affect the California economy and Kaiser Federal Bank.

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

Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. However, we track each purchased loan individually to ensure full payments are received as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our servicing officer, which are included in the month-end delinquent real estate report to management. Contractually, third party servicers are required to adhere to collection policies no less stringent than our policies.

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

Delinquent Loans. The following table sets forth our loans delinquent 60 to 89 days and 90 days or more past due by type, number, amount and percentage of type at June 30, 2006.

	Loans Delinquent For:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	2	$383	—	$—	2	$383
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer – automobile	8	108	7	57	15	165
Other consumer	3	3	6	10	9	13
Total	13	$494	13	$67	26	$561

Delinquent loans to total gross loans		0.08%		0.01%		0.09%

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans, accruing loans past due 90 days or more and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

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

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$—	$757	$—	$—	$—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer – Automobile	57	28	79	13	138
Consumer – Other	10	2	3	13	—
Total	67	787	82	26	138

Accruing delinquent more than 90 days:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer – Automobile	—	—	—	—	—
Consumer – Other	—	—	—	—	—
Total	—	—	—	—	—

Non-performing loans	67	787	82	26	138

Repossessed assets	69	35	62	26	78

Total non-performing assets	$136	$822	$144	$52	$216

Non-performing loans to total loans (1)	0.01%	0.15%	0.02%	0.01%	0.06%

Non-performing assets to total assets	0.02%	0.13%	0.02%	0.01%	0.07%

Non-accrued interest (2)	$1	$25	$4	$1	$4

(1) Total loans are net of deferred fees and costs
(2) If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been accrued on nonaccrual loans

Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 5.4% of our equity capital and 0.7% of our total assets at June 30, 2006.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2006	2005	2004
	(In thousands)
Classified Assets:
Loss	$90	$45	$85
Doubtful	1,321	1,375	968
Substandard	1,134	1,094	858
Special Mention	2,497	880	422
Total	$5,042	$3,394	$2,333

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

At June 30, 2006, our allowance for loan losses was $2.7 million or 0.4% of the total loan portfolio and 4,062.7% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is at an amount that will absorb probable incurred loan losses inherent in our loan portfolios.

The following sets forth an analysis of our allowance for loan losses.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$2,408	$2,328	$2,281	$1,744	$1,175

Charge-offs:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer – automobile	547	500	675	842	990
Consumer – other	33	48	62	58	110
	580	548	737	900	1,100
Recoveries:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer – automobile	234	203	279	296	503
Consumer – other	8	19	22	17	19
	242	222	301	313	522

Net charge-offs	338	326	436	587	578

Provision for losses	652	406	483	1,124	1,147

Balance at end of period	$2,722	$2,408	$2,328	$2,281	$1,744

Net charge-offs to average loans during this period (1)	0.06%	0.06%	0.11%	0.19%	0.33%

Net charge-offs to average non-performing loans during this period	79.16%	75.03%	807.41%	715.85%	504.80%

Allowance for loan losses to non-performing loans	4,062.69%	305.97%	2,839.02%	8,773.08%	1,263.77%

Allowance as a percent of total loans (end of period) (1)	0.43%	0.45%	0.47%	0.58%	0.73%

(1) Total loans are net of deferred fees and costs.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	At June 30,
	2006			2005			2004			2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in thousands)
Secured by residential real estate	$1,322	48.57%	68.63%	$1,037	43.06%	69.04%	$932	40.03%	68.82%	$703	30.82%	66.64%	$582	33.33%	61.04%
Secured by commercial real estate	54	1.98	9.24	40	1.66	6.01	99	4.25	5.41	82	3.59	5.46	30	1.73	3.18
Secured by multi-family real estate	123	4.52	14.01	155	6.44	16.26	232	9.97	14.60	132	5.79	10.85	81	4.66	8.54
Consumer - automobile	1,184	43.50	6.53	1,143	47.47	7.16	1,008	43.30	9.54	1,289	56.51	14.60	970	55.63	21.81
Consumer – other	39	1.43	1.59	33	1.37	1.53	57	2.45	1.63	75	3.29	2.45	81	4.65	5.43
Total allowance for loan losses	$2,722	100.00%	100.00%	$2,408	100.00%	100.00%	$2,328	100.00%	100.00%	$2,281	100.00%	100.00%	$1,744	100.00%	100.00%

Investment Activities

General. We are required by federal regulations to maintain an amount of liquid assets in order to meet our liquidity needs. These assets consist of certain specified securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments.” Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2006, our liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 14.6%.

We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly. See “How We Are Regulated - Kaiser Federal Bank” for a discussion of additional restrictions on our investment activities.

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

The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and maximizes earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Quantitative and Qualitative Disclosures about Market Risk – Asset and Liability Management and Market Risk.”

At June 30, 2006, our investment portfolio totaled $36.0 million and consisted principally of collateralized mortgage obligations, mortgage-backed securities, and U.S. government agency and government sponsored entity bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities.

Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $6.7 million and a $7.1 million amortized cost at June 30, 2006. The mortgage-backed securities were comprised of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. At June 30, 2006, the portfolio had a weighted-average coupon rate of 4.2% and an estimated weighted-average-yield of 3.6%. These securities had an estimated average maturity of 6.1 years and an estimated average life of 2.3 years at June 30, 2006.

U.S. Government Agency and Government Sponsored Entity Bonds. Our portfolio of U.S. government agency and government sponsored entity bonds had a fair value of $17.1 million and a $17.5 million amortized cost at June 30, 2006. This portfolio was comprised of Freddie Mac, Federal Home Loan Bank, and Federal Farm Credit Bank bonds. At June 30, 2006, the portfolio had a weighted-average-coupon and a weighted-average-yield of 3.6%. Most U.S. agency obligations have call provisions. The longest term call provision was on a bond with an amortized cost of $2.0 million, a one-time call of 0.4 years, and a final maturity of 1.9 years. The longest term agency without a call provision was on a bond with an amortized cost of $5.0 million and a final maturity of 1.4 years.

Collateralized Mortgage Obligations. Our portfolio of collateralized mortgage obligations had a fair value of $11.4 million and a $11.9 million amortized cost at June 30, 2006. At June 30, 2006 the portfolio had a weighted-average-coupon of 4.6% and a weighted-average-yield of 4.5%. These securities had an estimated average maturity of 17.8 years and an estimated average life of 4.9 years at June 30, 2006.

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

In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying collateralized mortgage obligations are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of collateralized mortgage obligations may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is our strategy to purchase tranches of collateralized mortgage obligations with expected shorter term duration and are intended to produce stable cash flows in different interest rate environments. However, interest rate changes may affect the duration of these securities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Securities available-for-sale:	(Dollars in thousands)
Securities
U.S. government and government sponsored entity bonds	$5,392	14.96%	$10,864	21.87%	$10,890	17.46%
Mortgage-backed securities:
Freddie Mac	5,897	16.37	7,984	16.07	10,113	16.22
Total securities available-for-sale	$11,289	31.33%	$18,848	37.94%	$21,003	33.68%
Securities held-to-maturity:
Securities
U.S. government and government sponsored entity bonds	$12,000	33.31%	$10,000	20.13%	$10,000	16.03%
Mortgage-backed securities:
Fannie Mae	408	1.13	541	1.09	732	1.17
Freddie Mac	269	0.75	335	0.67	454	0.73
Ginnie Mae	168	0.47	250	0.50	310	0.50
Collateralized mortgage obligations:
Fannie Mae	3,372	9.36	4,617	9.29	7,342	11.77
Freddie Mac	7,197	19.98	12,570	25.30	18,049	28.95
Ginnie Mae	1,324	3.67	2,521	5.08	4,474	7.17
Total securities held-to-maturity	$24,738	68.67%	$30,834	62.06%	$41,361	66.32%

Total securities	$36,027	100.00%	$49,682	100.00%	$62,364	100.00%

Other earning assets:
Interest-bearing deposits in other financial institutions	$9,010	24.97%	$9,010	38.57%	$2,970	24.40%
Fed Funds	18,335	50.80	10,325	44.20	5,235	43.00
FHLB stock	8,746	24.23	4,027	17.23	3,290	27.02
Other investments	—	—	—	—	679	5.58
Total other earning assets	$36,091	100.00%	$23,362	100.00%	$12,174	100.00%

Total securities and other earning assets	$72,118		$73,044		$74,538

While our collateralized mortgage-backed securities and mortgage-backed securities carry a reduced credit risk as compared to whole loans due to their issuance under government agency sponsored programs, they remain subject to the risk that a fluctuating interest rate environment, along with other factors like the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and so affect both the prepayment speed, and value, of the investment securities. As a result of these factors, the estimated average lives of these securities will be shorter than the contractual maturities as shown on the following table.

The composition and maturities of the investment securities portfolio as of June 30, 2006, are as follows:

	At June 30, 2006
	One year or less	Weighted Average Yield	After one year through five years	Weighted Average Yield	After five years through ten years	Weighted Average Yield	After ten years	Weighted Average Yield	Total	Weighted Average Yield
	(Dollars in thousands)
U.S. government and government sponsored entity bonds	$5,392	3.09%	$12,000	3.83%	$—	—%	$—	—%	$17,392	$3.60%
Mortgage-backed securities	—	—	4,628	3.31	1,269	3.79	845	5.15	6,742	3.63
Collateralized mortgage obligations	—	—	—	—	—	—	11,893	4.51	11,893	4.51
Total investment securities	$5,392	3.09%	$16,628	3.69%	$1,269	3.79%	$12,738	4.56%	$36,027	$3.91%

Interest Earning Deposits in Other Financial Institutions. Interest earning deposits in other financial institutions consists of certificates of deposits placed with multiple federally insured financial institutions in amounts that do not exceed the insurable limit of $100,000. These deposits are used as short-term investments as part of our overall asset/liability management. These certificates of deposit had a weighted-average yield of 3.6% and an average life of 9 months at June 30, 2006.

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank of San Francisco. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $8.7 million and had a weighted-average-yield of 3.9% for the year ended June 30, 2006. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

Equity Investment. At June 30, 2006, we also had an approximate 14% investment in an affordable housing fund totaling $2.2 million, with a commitment to fund an additional $322,000, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated periodically for impairment based on the remaining allocable tax credits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the Kaiser Federal Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2006, approximately 34.4% of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended June 30,
	2006		2005	2004
	(Dollars in thousands)

Opening balance	$475,792		$422,953	$346,239
Acquired deposits	—		61,177	—
Deposits, net of withdrawals	(23,721)		(17,204)	68,590
Interest credited	11,383		8,866	8,124
Ending balance	$463,454		$475,792	$422,953

Net (decrease) increase	$(12,338)		$52,839	$76,714

Percent (decrease) increase	(2.6	) %	12.5%	22.2%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$43,137	9.31%	$43,744	9.19%	$38,020	8.99%

Savings	91,199	19.68	99,730	20.96	95,115	22.49

Money Market	110,987	23.95	107,080	22.51	105,532	24.95

Certificates of deposit:
1.00% - 1.99%	55.01		7,139	1.50	26,092	6.17
2.00% - 2.99%	4,911	1.06	49,332	10.37	69,569	16.45
3.00% - 3.99%	54,679	11.80	93,291	19.61	37,652	8.90
4.00% - 4.99%	150,843	32.54	55,168	11.59	26,808	6.34
5.00% - 5.99%	7,643	1.65	9,148	1.92	9,770	2.31
6.00% - 6.99%	—	—	5,021	1.06	8,400	1.99
7.00% - 7.99%	—	—	6,139	1.29	5,995	1.41
Total Certificates of Deposit	218,131	47.06	225,238	47.34	184,286	43.57
Total	$463,454	100.00%	$475,792	100.00%	$422,953	100.00%

The following table indicates the amount of Kaiser Federal Bank’s certificates of deposit by time remaining until maturity as of June 30, 2006.

	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010	June 30, 2011	Total
	(Dollars in thousands)
1.00% - 1.99%	$46	$9	$—	$—	$—	$55
2.00% - 2.99%	4,618	267	26	—	—	4,911
3.00% - 3.99%	33,696	6,962	10,766	2,688	567	54,679
4.00% - 4.99%	76,763	24,931	8,069	20,564	20,516	150,843
5.00% - 5.99%	7,643	—	—	—	—	7,643
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—
	$122,766	$32,169	$18,861	$23,252	$21,083	$218,131

The following table provides the remaining maturities of large denomination ($100,000 or more) time deposits at June 30, 2006.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$6,237
Over three through six months	10,123
Over six through twelve months	20,490
Over twelve months	37,847
Total	$74,697

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

We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2006, we had $180.0 million in Federal Home Loan Bank advances outstanding.

The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Average balance outstanding	$148,408	$60,354	$51,538

Maximum month-end balance	179,948	90,444	70,000

Balance at end of period	179,948	70,777	70,000

Weighted average interest rate during the period	4.14%	3.35%	2.92%

Weighted average interest rate at end of period	4.20%	4.20%	2.50%

Employees

At June 30, 2006, we had a total of 104 employees, including 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

General

Kaiser Federal Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Kaiser Federal Bank also is subject to regulation by the FDIC, which insures the deposits of Kaiser Federal Bank to the maximum extent permitted by law, and reserve requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The Office of Thrift Supervision regularly examines Kaiser Federal Bank and prepares reports for the consideration of Kaiser Federal Bank’s board of directors on any deficiencies that it may find in Kaiser Federal Bank’s operations. Kaiser Federal Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Kaiser Federal Bank’s mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on K-Fed Bancorp and Kaiser Federal Bank and their operations.

K-Fed Bancorp

General. K-Fed Bancorp is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners’ Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over K-Fed Bancorp and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to Kaiser Federal Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of K-Fed Bancorp.

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

If Kaiser Federal Bank fails the qualified thrift lender test, K-Fed Bancorp must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See “- Qualified Thrift Lender Test.”

Waivers of Dividends by K-Fed Bancorp. Office of Thrift Supervision regulations require K-Fed Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from K-Fed Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company provides the OTS with written notice of its intent to waive its right to receive dividends 30 days prior to the proposed date of payment of the dividend, and the OTS does not object. The OTS shall not object to a notice of intent to waive dividends if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the board of directors of the mutual holding company expressly determines that waiver of the dividend by the mutual holding company is consistent with the directors’ fiduciary duties to the mutual members of such company. A dividend waiver notice shall include a copy of the resolution of the board of directors of the mutual holding company, in form and substance satisfactory to the OTS, together with any supporting materials relied upon by the board, concluding that the proposed dividend waiver is consistent with the board’s fiduciary duties to the mutual members of the mutual holding company. The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form.

K-Fed Mutual Holding Company waived its right to receive dividends paid by K-Fed Bancorp during the year ended June 30, 2006 and we anticipate that K-Fed Mutual Holding Company will waive future dividends paid by K-Fed Bancorp, if any. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event K-Fed Mutual Holding Company converts to stock form.

Conversion of K-Fed Mutual Holding Company to Stock Form. The Office of Thrift Supervision regulations permit K-Fed Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to K-Fed Bancorp (the “New Holding Company”), K-Fed Mutual Holding Company’s corporate existence would end, and certain depositors of Kaiser Federal Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than K-Fed Mutual Holding Company (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in K-Fed Bancorp immediately prior to the Conversation Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), if K-Fed Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

A Conversion Transaction requires the approval of the Office of Thrift Supervision as well as a majority of the votes eligible to be cast by the members of K-Fed Mutual Holding Company and a majority of the votes eligible to be cast by the stockholders of K-Fed Bancorp other than K-Fed Mutual Holding Company.

Kaiser Federal Bank

The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Kaiser Federal Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Kaiser Federal Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the Office of Thrift Supervision.

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

Kaiser Federal Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2006 Kaiser Federal Bank’s lending limit under this restriction was $10.3 million. Kaiser Federal Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

Kaiser Federal Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. On July 11, 2006, the Federal Deposit Insurance Corporation proposed rules that would change how it imposes deposit insurance assessments. Under the proposed rule, a depository institution would be subject to a minimum assessment rate of between 2 and 4 basis points based on the total deposits held by the institution. If enacted, this increased assessment will increase our non-interest expense.

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

The capital regulations require tangible capital of at least 1.50% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 2006, Kaiser Federal Bank had intangible assets totaling $4.4 million, consisting of a core deposit premium of $437,000 and $4.0 million of goodwill, which were deducted from its tangible capital.

At June 30, 2006, Kaiser Federal Bank had tangible capital of $68.9 million, or 9.58% of adjusted total assets, which is approximately $58.1 million above the minimum requirement of 1.50% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 4.00% of adjusted total assets unless its supervisory condition is such to allow it to maintain a 3.00% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.

At June 30, 2006, Kaiser Federal Bank had core capital equal to $68.9 million, or 9.58% of adjusted total assets, which is $40.1 million above the minimum requirement of 4.00% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have core capital equal to 4.00% of risk-weighted assets (“Tier 1 Risk-Based”). At June 30, 2006, Kaiser Federal Bank had Tier 1 risk-based capital of $68.9 million or 15.42% of risk-weighted assets, which is approximately $51.0 million above the minimum on such date. The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.00% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On June 30, 2006, Kaiser Federal Bank had total risk-based capital of $71.6 million and risk-weighted assets of $446.8 million; or total capital of 16.03% of risk-weighted assets. This amount was $35.9 million above the 8.00% requirement in effect on that date.

The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.00% core capital ratio, a 4.00% Tier 1 risked-based capital ratio or an 8.00% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.00% or a risk-based capital ratio of less than 6.00% and is considered “significantly undercapitalized” will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.00% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the Office of Thrift Supervision and the FDIC, including the appointment of a conservator or a receiver.

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

Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See “- Regulatory Capital Requirements.”

Liquidity

All savings institutions, including Kaiser Federal Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test

All savings institutions, including Kaiser Federal Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2006 Kaiser Federal Bank met the test with a 95.1%, ratio and has always met the test since it became subject to the Office of Thrift Supervision regulation.

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

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Kaiser Federal Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Kaiser Federal Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Kaiser Federal Bank may be required to devote additional funds for investment and lending in its local community. Kaiser Federal Bank received a rating of satisfactory in May 2006.

Transactions with Affiliates

Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of Kaiser Federal Bank include K-Fed Bancorp and any company which is under common control with Kaiser Federal Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis. In addition, the Office of Thrift Supervision regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

•

Financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•

Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific, and, where necessary, enhance due diligence policies, procedures, and controls designed to detect and report money laundering.

•

Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators must consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
•	annual notices of their privacy policies to current customers; and
•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At June 30, 2006, Kaiser Federal Bank was in compliance with these reserve requirements. Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

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

As a member, Kaiser Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At June 30, 2006, Kaiser Federal Bank had $8.7 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Kaiser Federal Bank has received dividends on its Federal Home Loan Bank stock. Over the past two fiscal years such dividends have averaged 3.9% and were 3.9% for the year ended June 30, 2006.

Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Kaiser Federal Bank’s Federal Home Loan Bank stock may result in a corresponding reduction in Kaiser Federal Bank’s capital.

Taxation

Federal

General. K-Fed Bancorp and Kaiser Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to K-Fed Bancorp or Kaiser Federal Bank. Kaiser Federal Bank’s federal income tax returns have never been audited by the IRS.

Method of Accounting. For federal income tax purposes, K-Fed Bancorp and Kaiser Federal Bank currently reports their income and expenses on the accrual method of accounting and use a fiscal year ending on June 30th, for filing their federal income tax returns.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At June 30, 2006, Kaiser Federal Bank had no net operating loss carryforwards for federal income tax purposes.

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

Item 1A. Risk Factors

The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which may cause you to lose all or part of your investment.

Rising interest rates may hurt our profits.

Interest rates are at historically low levels, despite increases over the past two years. If interest rates continue to rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, mortgage-related and investment securities. For example, if we experienced an immediate 100 basis point rise in interest rates as of June 30, 2006, the market value of our portfolio equity could decrease by $10.1 million. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.” In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities.

Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate and consumer loans.

Our multi-family, commercial real estate and consumer loans accounted for approximately 31.4% of our total loan portfolio as of June 30, 2006. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family and commercial real estate lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate lending, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Our loan portfolio possesses increased risk due to its rapid expansion, unseasoned nature and amount of nonconforming loans.

Since June 30, 2003, our loan portfolio has grown by $244.5 million or 162.7%. As a result of this rapid expansion, a significant portion of our portfolio is unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment which causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. Most of our adjustable rate mortgage loans are also non-conforming, due mainly to the generally large loan size and are, therefore, not readily saleable to Freddie Mac or Fannie Mae. They are, however, saleable to other private investors.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In this regard, approximately 100% of our loans are to individuals and businesses in California.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2006, we had three full service offices and four financial service centers. Our financial service centers provide all the same services as a full service office except they do not dispense cash, but cash is available from an ATM located on site. We lease the space in which our home office, executive offices and branch offices are located. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $2.7 million at June 30, 2006.

The following table provides a list of our main and branch offices, all of which are leased.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2006 (In thousands)

HOME AND EXECUTIVE OFFICE
1359 North Grand Avenue Covina, CA 91724	Leased	April 2010	$ 84,367

BRANCH OFFICES:
252 South Lake Avenue Pasadena, CA 91101	Leased	May 2015	$122,784

3375 Scott Boulevard, Suite 312 Santa Clara, CA 95054	Leased	May 2009	$ 57,802

9844 Sierra Avenue, Suite A Fontana, CA 92335	Leased	September 2006	$ 47,242

8501 Van Nuys Boulevard Panorama City, CA 91402	Leased	March 2011	$ 98,995

10105 Rosecrans Avenue Bellflower, CA 90706	Leased	March 2011	$ 36,019

26640 Western Avenue, Suite N Harbor City, CA 90170	Leased	February 2011	$ 16,245

During the third and fourth quarter of 2006, we expanded our properties and entered into a lease agreement for office space located in Los Angeles, California and purchased an office building in Riverside, California at a cost of $998,000. The Los Angeles and Riverside locations are currently under construction and will be opened as financial service centers during the first quarter of Fiscal 2007.

We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and K-Fed Bancorp.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2006 was approximately $676,000.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Market under the symbol “KFED”. K-Fed Mutual Holding Company owns 8,861,750 shares, or 62.4% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of September 1, 2006 was 2,504. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the two fiscal years ended June 30, 2006 and June 30, 2005. The Company began trading on the Nasdaq Stock Market on March 31, 2004. The following information was provided by the Nasdaq Stock Market.

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2006
Quarter ended September 30, 2005	$13.04	$12.13	$0.06
Quarter ended December 31, 2005	$12.54	$11.88	$0.07
Quarter ended March 31, 2006	$12.74	$12.05	$0.07
Quarter ended June 30, 2006	$14.49	$12.61	$0.08

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2005
Quarter ended September 30, 2004	$15.62	$12.70	$0.00
Quarter ended December 31, 2004	$15.25	$13.95	$0.05
Quarter ended March 31, 2005	$15.25	$12.31	$0.05
Quarter ended June 30, 2005	$12.99	$10.95	$0.06

Dividend Policy

Dividend payments by K-Fed Bancorp are dependent primarily on dividends it receives from Kaiser Federal Bank, because K-Fed Bancorp has no source of income other than dividends from Kaiser Federal Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by K-Fed Bancorp, and interest payments with respect to K-Fed Bancorp’s loan to the Employee Stock Ownership Plan. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated – Limitations on Dividends and Other Capital Distributions.”

Equity Compensation Plans

Set forth below is information, as of June 30, 2006, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	565,675	$14.50	195,075
Equity compensation plans not approved by stockholders	—	—	—
Total	565,675	$14.50	195,075

______________________

(1)	Consists of options to purchase 568,675 shares of common stock under the 2004 K-Fed Bancorp Stock Option Plan.

(2)	The weighted average exercise price reflects the exercise price of 14.50 per share. Does not take into effect the grant of shares of restricted stock.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
4/1/06 – 4/30/06	—	—	—	165,129
5/1/06 – 5/31/06	27,500	13.48	27,500	137,629
6/1/06 – 6/30/06	125,000	14.03	125,000	12,629

______________________

* On April 27, 2005, the Company announced its intention to repurchase 5% of its outstanding publicly held common stock, or 281,129 shares of stock. On July 5, 2006, the board of directors authorized an additional stock repurchase program for up to 5% or 267,216 shares, of K-Fed’s outstanding common stock.

Item 6. Selected Financial Data

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein at Item 7 and the consolidated financial statements and related notes contained in Item 8 and beginning on page F-1

	At June 30,
	2006	2005	2004	2003		2002
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$738,899	$639,882	$584,422		$433,753		$289,194
Cash and cash equivalents	25,579	17,315	12,158		16,190		4,330
Loans receivable, net	634,093	537,567	496,206		389,640		236,914
Securities available-for-sale	11,289	18,848	21,003		—		—
Securities held-to-maturity	24,738	30,834	41,361		14,247		19,787
Other investments (interest-bearing term deposits)	9,010	9,010	2,970		6,437		23,378
FHLB stock	8,746	4,027	3,290		2,602		1,008
Deposits	463,454	475,792	422,953		346,239		252,038
Total borrowings	179,948	70,777	70,000		50,000		2,000
Total stockholders’ equity	92,657	90,760	89,116		35,395		32,956

Selected Operations Data:
Total interest income	$35,821	$28,168	$22,037		$20,444		$16,597
Total interest expense	17,464	10,800	9,622		8,365		6,622
Net interest income	18,357	17,368	12,415		12,079		9,975
Provision for loan losses	652	406	483		1,124		1,147
Net interest income after provision for loan losses	17,705	16,962	11,932		10,955		8,828

Customer service charges	3,308	3,200	3,121		2,879		2,260
Loss on equity investment	(588)	(505)	(173)		—		—
Bank-owned life insurance	426	89	—		—		—
Other noninterest income	280	272	281		307		582
Total noninterest income	3,426	3,056	3,229		3,186		2,842

Total noninterest expense	13,476	12,041	10,000		9,992		8,618

Income before income taxes	7,655	7,977	5,161		4,149		3,052

Income tax provision	2,726	2,980	1,993		1,710		1,145

Net income	$4,929	$4,997	$3,168		$2,439		$1,907

Basic and diluted earnings per share	$0.36	$0.36	$0.06	$	n/m	$	n/a

Dividends per share	$0.28	$0.16	$—		$—	$	n/a

	At or for the Year Ended June 30,
	2006	2005	2004	2003	2002

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.68%	0.82%	0.58%	0.68%	0.76%
Return on equity (ratio of net income to average total equity)	5.33%	5.49%	6.05%	7.13%	6.01%
Dividend payout ratio (5)	77.78%	44.44%	n/a	n/a	n/a

Interest Rate Spread Information:
Average during period	2.17%	2.48%	2.03%	2.98%	3.37%
End of period	2.18%	2.33%	2.31%	2.84%	3.30%
Net interest margin (1)	2.66%	2.93%	2.34%	3.42%	4.06%

Ratio of noninterest expense to average total assets	1.87%	1.97%	1.82%	2.77%	3.42%
Efficiency ratio (2)	61.86%	58.96%	63.92%	65.46%	67.24%
Ratio of average interest-earning assets to average interest-bearing liabilities	119.38%	124.49%	117.32%	118.57%	125.42%

Quality Ratios:
Non-performing assets to total assets	0.02%	0.13%	0.02%	0.01%	0.07%
Allowance for loan losses to non-performing loans(3)	4062.69%	305.97%	2839.02%	8773.08%	1263.77%
Allowance for loan losses to total loans (3) (4)	0.43%	0.45%	0.47%	0.58%	0.73%
Net charge-offs to average outstanding loans	0.06%	0.06%	0.11%	0.19%	0.33%
Non-performing loans to total loans	0.01%	0.15%	0.02%	0.01%	0.06%

Capital Ratios:
Equity to total assets at end of period	12.54%	14.18%	15.25%	8.16%	11.40%
Average equity to average assets	12.84%	14.85%	9.56%	9.47%	12.58%
Tier 1 leverage	9.58%	10.17%	11.05%	8.16%	11.40%
Tier 1 risk-based	15.42%	16.12%	17.95%	14.20%	19.87%
Total risk-based	16.03%	16.74%	18.63%	15.11%	20.92%

Other Data:
Number of full-service centers	3	3	2	2	2
Number of loans	8,942	8,847	9,936	11,020	11,394
Number of deposit accounts	64,995	65,724	65,264	64,495	63,663

(1) Net interest income divided by average interest-earning assets.
(2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.
(3) The allowance for loan losses at June 30, 2006, 2005, 2004, 2003, and 2002 was $2.7 million, $2.4 million, $2.3 million, $2.3 million, and $1.7 million, respectively.
(4) Total loans are net of deferred fees and costs
(5) The dividend payout ratio is calculated using dividends declared and not waived by the Company’s mutual holding company parent, K-Fed Mutual Holding Company, divided by net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Form 10-K contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of K-Fed Bancorp and Kaiser Federal Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, economic conditions in the state of California, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, fiscal policies of the California State Government, the quality or composition of our loan or investment portfolios, demand for loan products, competition for and the availability of, loans that we purchase for our portfolio, deposit flows, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

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

Our strategy continues to focus on operating as an independent financial institution dedicated to serving the needs of customers in our market area, which extends from Southern California to the San Francisco Bay area as a result of our history as a credit union serving the employees of the Kaiser Permanente Medical Care Program. We intend to continue to attract retail deposits, with the goal of expanding the deposit base by building upon the existing market locations. New financial service centers were recently opened during April 2006 in Bellflower and Harbor City, with additional financial service centers located in Los Angeles and Riverside currently under construction.

Remote access methods, such as our ATM network, audio response unit, call center, and internet banking / bill payer continue to process over 90% of our customer transactions. Branches and Financial Service Centers strategically located for our markets provide touchstones to attract new account holders and facilitate transactions that cannot be completed electronically.

We project that the majority of the deposits will be used to originate or purchase one- to four-family residential real estate, multi-family or commercial real estate loans. A majority of our loan portfolio consists of loans that we have purchased, using our own underwriting standards. We will continue to rely on purchased and broker sourced loans as a method of reducing costs related to internally generated loans. We will also continue to analyze the utilization of borrowed funds from the Federal Home Loan Bank of San Francisco to purchase attractive loan pools in an effort to leverage our current financial structure to further reduce marginal operating costs.

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

These policies are described in Note 1 to the consolidated financial statements included in Item 8 of this report and are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The accounting and financial reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Commercial loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Loans. Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by net premiums on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest rate. Net premiums on purchased loans are recognized in interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method. The estimated lives of these loan pools are re-evaluated periodically based on actual prepayments. The current estimated lives of these loan pools range from two to eight years. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the estimated lives of the related loans.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16 of the Company’s consolidated financial statements contained in Item 8 and set forth at F-1. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comparison of Financial Condition at June 30, 2006 and June 30, 2005.

General. Our total assets increased by $99.0 million, or 15.5%, to $738.9 million at June 30, 2006 compared to $639.9 million at June 30, 2005. The increase primarily reflects growth in our net loan portfolio of $96.5 million to $634.1 million at June 30, 2006 from $537.6 million at June 30, 2005. To fund the increase in assets, borrowings from the Federal Home Loan Bank increased $109.1 to $179.9 million at June 30, 2006 from $70.8 million at June 30, 2005 and equity increased $1.9 million to $92.7 million at June 30, 2006 from $90.8 million at June 30, 2005.

Loans. Our net loan portfolio increased $96.5 million, or 18.0%, to $634.1 million at June 30, 2006 from $537.6 million at June 30, 2005. This increase was primarily attributable to increases in one- to four-family real estate loans, which increased $64.9 million, or 17.4% to $437.0 million at June 30, 2006 from $372.1 million at June 30, 2005. Additional increases were experienced in multi-family and commercial real estate loans, which increased $28.0 million, or 23.4% to $148.1 million at June 30, 2006 from $120.0 million at June 30, 2005. Consumer loans increased $4.8 million, or 10.4% to $51.7 million at June 30, 2006 from $46.9 million at June 30, 2005. The overall loan mix remained relatively constant, with real estate loans comprising 91.9% of the total loan portfolio at June 30, 2006, compared with 91.3% at June 30, 2005. This growth in loans is consistent with our business strategy of utilizing deposits and other funding sources to expand our real estate loan portfolio.

Investments. Our investment portfolio (including mortgage-backed securities) decreased $13.7 million, or 27.5% to $36.0 million at June 30, 2006 from $49.7 million at June 30, 2005. The decrease in the investment portfolio resulted from the continuing maturity of the mortgage-backed securities and the reinvestment of these funds into the loan portfolio in order to increase the yield on our interest-earning assets.

Interest earning deposits in other financial institutions was $9.0 million at June 30, 2006 and at June 30, 2005, respectively.

Premises and Equipment. In March 2006, we purchased an office building located in Riverside, California at a cost of $998,000. The building is currently under construction and will open as a Financial Service Center during the first quarter of fiscal 2007.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by the Bank.

Deposits. Our total deposits decreased $12.3 million, or 2.6%, to $463.5 million at June 30, 2006 from $475.8 million at June 30, 2005. This decrease was primarily due to the maturation and withdrawal of high-rate certificates of deposit and the withdrawal of savings account funds by customers seeking higher yielding opportunities elsewhere.

Equity. Total shareholders’ equity increased $1.9 million, or 2.1%, to $92.7 million at June 30, 2006 from $90.8 million at June 30, 2005. Our equity to assets ratio under generally accepted accounting principles (“GAAP”) was 12.54% at June 30, 2006 compared to 14.18% at June 30, 2005. The increase in equity was primarily a result of $4.9 million in income earned for the year ended June 30, 2006, stock options earned during the year totaling $370,000 and the allocation of employee stock ownership plan shares and stock awards earned during the year totaling $1.0 million offset by the repurchase of 217,500 of our outstanding common shares at an average cost of $13.53 and a total cost of $2.9 million and the payment of $1.4 million in cash dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, or $0.28 per share for the year ended June 30, 2006.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information at June 30, 2006 and for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.

		For the year ended June 30,
	At June 30, 2006	2006			2005			2004
	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets		(Dollars in thousands)
Loans receivable (1) (4)	5.56%	$610,410	$32,918	5.39%	$510,842	$25,519	5.00%	$397,799	$19,423	4.88%
Securities(2)	3.93	44,188	1,611	3.65	55,432	1,935	3.49	46,554	1,716	3.68
Fed funds	5.09	16,696	637	3.82	15,472	362	2.34	78,838	700	0.89
Federal Home Loan Bank stock	0.00	7,121	280	3.93	3,863	151	3.92	2,837	111	3.90
Interest-earning deposits in other financial institutions	3.60	9,010	301	3.34	6,672	190	2.85	3,122	58	1.85
Other interest-earning assets	1.92	1,512	74	4.89	261	11	4.14	1,930	29	1.52
Total interest-earning assets	5.36	688,937	35,821	5.20	592,542	28,168	4.75	531,080	22,037	4.15
Noninterest earning assets		30,756			19,951			16,940
Total assets		$719,693			$612,493			$548,020

Interest-Bearing Liabilities
Deposits:
Money market	2.00%	$111,487	$2,343	2.10%	$107,274	$1,396	1.30%	$123,734	$1,722	1.39%
Savings	0.40	94,809	395	0.42	96,740	405	0.42	105,983	518	0.49
Certificates of deposit	4.09	222,416	8,586	3.86	211,611	6,977	3.30	171,410	5,879	3.43
FHLB Advances	4.23	148,408	6,140	4.14	60,354	2,022	3.35	51,538	1,503	2.92
Total interest-bearing liabilities	3.18	577,120	17,464	3.03	475,979	10,800	2.27	452,665	9,622	2.12
Noninterest bearing liabilities		50,171			45,553			42,963
Total liabilities		627,291			521,532			495,628
Equity		92,402			90,961			52,392
Total liabilities and equity		$719,693			$612,493			$548,020

Net interest/spread	2.18%		$18,357	2.17%		$17,368	2.48%		$12,415	2.03%

Margin(3)	2.67%			2.66%			2.93%			2.34%

Ratio of interest-earning assets to interest-bearing liabilities		119.38%			124.49%			117.32%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets
(4) Interest income includes loan fees of $276,000, $299,000, and $494,000 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

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

	For the Year Ended June 30,				For the Year Ended June 30,
	2006 vs. 2005 Increase (Decrease) Due to				2005 vs. 2004 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest-Earning Assets
Loans Receivable (1)	$4,973	$2,029	$396	$7,398	$5,519	$450	$127	$6,096
Securities	(392)	86	(17)	(323)	327	(91)	(17)	219
Fed Funds	29	228	18	275	(564)	1,143	(917)	(338)
Federal home Loan Bank stock	128	1	1	130	40	1	(1)	40
Interest-earning deposits in other financial institutions	67	32	11	110	66	31	35	132
Other interest-earning assets	52	2	9	63	(25)	51	(44)	(18)
Total interest-earning assets	$4,857	$2,378	$418	$7,653	$5,363	$1,585	$(817)	$6,131

Interest-Bearing Liabilities
Deposits:
Money market	$55	$858	$34	$947	$(229)	$(111)	$14	$(326)
Savings	(8)	(2)	—	(10)	(45)	(74)	6	(113)
Certificates of deposit	356	1,192	61	1,609	1,378	(226)	(54)	1,098
FHLB advances	2,950	475	693	4,118	257	222	40	519
Total interest-bearing liabilities	3,353	2,523	788	6,664	1,361	(189)	6	1,178

Change in net interest income/spread	$1,504	$(145)	$(370)	$989	$4,002	$1,774	$(823)	$4,953

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2006 and 2005.

General. Net income for the year ended June 30, 2006 was $4.9 million, a decrease of $68,000 thousand, or 1.36%, from net income of $5.0 million for the year ended June 30, 2005.

Interest Income. Interest income increased $7.7 million, or 27.2%, to $35.8 million for the year ended June 30, 2006 from $28.2 million for the year ended June 30, 2005. The primary factor for the increase in the interest income was an increase in the average loans receivable balance of $99.6 million, or 19.5%, to $610.4 million for the year ended June 30, 2006 from $510.8 million for the year ended June 30, 2005. The increase was primarily due to purchases of one- to four-family and multi-family real estate loans. The average yield on loans receivable increased 39 basis points to 5.39% for the year ended June 30, 2006 from 5.00% for the year ended June 30, 2005.

Interest Expense. Interest expense increased $6.7 million, or 61.7%, to $17.5 million for the year ended June 30, 2006 from $10.8 million for the year ended June 30, 2005. The average interest rates on interest-bearing liabilities increased 76 basis points to 3.03% for the year ended June 30, 2006 from 2.27% for the year ended June 30, 2005. This increase was primarily attributable to the increased volume of average deposits, specifically certificates of deposit, and an increase in the average balance and interest rate on advances from the Federal Home Loan Bank of San Francisco.

Average money market accounts increased by $4.2 million, or 3.9% to $111.5 million for the year ended June 30, 2006 from $107.3 million for the year ended June 30, 2005. Average savings accounts decreased by $1.9 million, or 2.0% to $94.8 million for the year ended June 30, 2006 from $96.7 million for the year ended June 30, 2005. Average time deposits increased by $10.8 million, or 5.1%, to $222.4 million for the year ended June 30, 2006 from $211.6 million for the year ended June 30, 2005.

Average advances from the Federal Home Loan Bank of San Francisco increased $88.0 million, or 145.9%, to $148.4 million for the year ended June 30, 2006 from $60.4 million for the year ended June 30, 2005. The average cost of advances increased 79 basis points to 4.14% for the year ended June 30, 2006 from 3.35% for the year ended June 30, 2005. The primary factor for the increase in the balance and average interest rates on advances was due to new borrowings used to fund real estate loan purchases in order to better match the Company’s debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

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

Our provision for loan losses increased $246,000 to $652,000 for the year ended June 30, 2006 as compared to $406,000 for the year ended June 30, 2005. The allowance for loan losses as a percent of total loans was 0.43% at June 30, 2006 as compared to 0.45% at June 30, 2005. The increase in the provision was primarily attributable to a general increase in non-seasoned real estate loans, which have an unknown rate loss. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both years.

Noninterest Income. Noninterest income increased $370,000, or 12.1%, to $3.4 million for the year ended June 30, 2006 from $3.1 million for the year ended June 30, 2005. The increase was primarily the result an increase of $337,000 from bank-owned life insurance purchased in April 2005 and a $126,000 increase in ATM fees and charges due to increased usage and deployment of additional ATM’s partially offset by an increase in the loss of $83,000 recognized from our investment in an affordable housing tax credit limited liability partnership.

Noninterest Expenses. Our noninterest expenses increased $1.5 million, or 11.9% to $13.5 million for the year ended June 30, 2006 from $12.0 million for the year ended June 30, 2005. The increase was primarily due to a $736,000 increase in salaries and benefits, a $316,000 increase in occupancy and equipment, and a $235,000 increase in other operating expenses.

Salaries and benefits represented 54.2% and 54.5% of total noninterest expense for the years ended June 30, 2006 and 2005, respectively. Total salaries and benefits increased $736,000, or 11.2%, to $7.3 million for the year ended June 30, 2006 from $6.6 million for the year ended June 30, 2005. The increase was primarily due to an increase of $257,000 in compensation expense arising from general salary increases and additional full-time employees, an increase of $151,000 in stock award expense and the addition of $370,000 in stock option expense related to the to the adoption of FAS-123R partially offset by a reduction in fair market value costs related to our employee stock ownership plan.

Occupancy and equipment expenses increased $316,000, or 21.7% to $1.8 million for the year ended June 30, 2006 from $1.5 million for the year ended June 30, 2005. The increase was primarily due to costs associated with the relocation of our Pasadena Branch and increased costs related to build-outs of financial service centers in Bellflower and Harbor City in addition to increased equipment maintenance expense.

Other operating expenses increased $235,000, or 19.3% to $1.5 million for the year ended June 30, 2006 from $1.2 million for the year ended June 30, 2005. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense for the year ended June 30, 2006 was $2.7 million as compared to $3.0 million for the year ended June 30, 2005. This decrease was primarily the result of a decline in pre-tax income of $322,000, combined with increase an in tax credits received from our bank-owned life insurance and affordable housing tax credit investment for the year ended June 30, 2006. The effective tax rate was 35.6% and 37.4% for the years ended June 30, 2006 and 2005, respectively.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2005 and 2004.

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

Interest Income. Interest income increased $6.2 million, or 28.2%, to $28.2 million for the year ended June 30, 2005 from $22.0 million for the year ended June 30, 2004. The primary factor for the increase in the interest income was an increase in the average loans receivable balance of $113.0 million, or 28.4%, to $510.8 million for the year ended June 30, 2005 from $397.8 million for the year ended June 30, 2004. The increase was primarily due to the investment of proceeds received from the Company’s stock offering, which occurred at the end of March 2004, in purchases of one- to four-family and multi-family real estate loans. The average yield on loans receivable increased 12 basis points to 5.00% for the year ended June 30, 2005 from 4.88% for the year ended June 30, 2004.

Interest Expense. Interest expense increased $1.2 million, or 12.5%, to $10.8 million for the year ended June 30, 2005 from $9.6 million for the year ended June 30, 2004. The average interest rates on interest-bearing liabilities increased 15 basis points to 2.27% for the year ended June 30, 2005 from 2.12% for the year ended June 30, 2004. This increase was primarily attributable to the increased volume of average deposits, specifically certificates of deposit, and an increase in the average interest rate on advances from the Federal Home Loan Bank of San Francisco.

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

Average advances from the Federal Home Loan Bank of San Francisco increased $8.9 million, or 17.3%, to $60.4 million for the year ended June 30, 2005 from $51.5 million for the year ended June 30, 2004. The average cost of advances increased 43 basis points to 3.35% for the year ended June 30, 2005 from 2.92% for the year ended June 30, 2004. The primary factor for the increase in the average interest rates on advances was due to the amortization of deferred costs incurred in connection with our debt restructuring in order to better match the Company’s debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

Provision for Loan Losses. Our provision for loan losses decreased $77,000 to $406,000 for the year ended June 30, 2005 as compared to $483,000 for the year ended June 30, 2004. The allowance for loan losses as a percent of total loans was 0.45% at June 30, 2005 as compared to 0.47% at June 30, 2004. The decrease in the provision was primarily attributable to the continued shift in the loan portfolio mix from consumer loans, which have experienced a higher rate of loss for Kaiser Federal Bank, to real estate loans, which have experienced a lower rate of loss. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both years.

Noninterest Income. Noninterest income decreased $173,000, or 5.4%, to $3.1 million for the year ended June 30, 2005 from $3.2 million for the year ended June 30, 2004. The primary factor in the decline was attributable to the increase in the loss recognized from our investment in an affordable housing tax credit limited liability partnership. The loss recognized for the year ended June 30, 2005 was $505,000, an increase of $332,000 over the $173,000 loss recognized for the year ended June 30, 2004. This loss was partially offset by the recognition of $89,000 from the increase in the surrender value of our bank-owned life insurance policies and a $79,000 increase in service and ATM charges and fees.

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

Salaries and benefits represented 54.5% and 54.3% of total noninterest expense for the years ended June 30, 2005 and 2004, respectively. Total salaries and benefits increased $1.2 million, or 22.2%, to $6.6 million for the year ended June 30, 2005 from $5.4 million for the year ended June 30, 2004. The increase was primarily due to the $611,000 in employee stock ownership plan compensation expense related to the establishment of the plan in March 2004, $288,000 in compensation expense related to the allocation of stock awards as part of the implementation of the Recognition and Retention Plan and $194,000 related to additional salaries and benefits at the Panorama City branch that was acquired in September 2004. The remaining increase was primarily due to normal salary increases and the hiring of additional employees.

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

Income Tax Expense. Income tax expense for the year ended June 30, 2005 was $3.0 million as compared to $2.0 million for the year ended June 30, 2004. This increase was primarily a result of an increase in pre-tax income of $2.8 million, offset by an increase in tax credits received from our affordable housing tax credit investment for the year ended June 30, 2005. The effective tax rate was 37.4% and 38.6% for the years ended June 30, 2005 and 2004, respectively.

Liquidity, Capital Resources and Commitments

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

Our liquidity, represented by cash and cash equivalents and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Business - Lending Activities.” We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2006, the total approved loan commitments unfunded amounted to $8.3 million, which includes the unadvanced portion of loans of $7.1 million. Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2006, totaled $122.8 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2006 we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $109.5 million.

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes the Company’s long-term contractual obligations at June 30, 2006.

Contractual obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(Dollars in thousands)
FHLB advances	$180,000	$10,000	$48,000	$122,000	$—
Operating lease obligations	4,027	792	1,613	1,066	556
Loan commitments to purchase residential mortgage loans	—	—	—	—	—
Loan commitments to originate residential mortgage loans	1,257	1,257	—	—	—
Available home equity and unadvanced lines of credit	7,065	7,065	—	—	—
Time Deposits	218,131	122,766	51,030	44,335	—
Commitments to fund equity investment in tax credit fund	322	322	—	—	—
Total commitments and contractual obligations	$410,802	$142,202	$100,643	$167,401	$556

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Total stockholders’ equity was $92.7 million at June 30, 2006 or 12.54%, of total assets on that date. As of June 30, 2006, we exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at June 30, 2006 were as follows: core capital 9.58%; Tier I risk-based capital 15.42%; and total risk-based capital 16.03%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated - Regulatory Capital Requirements.”

For the year ended June 30, 2006, we repurchased 217,500 shares of our common stock at an average cost of $13.53. On July 5, 2006, we announced completion of the repurchase program of 5% of our outstanding publicly held common stock, or 281,129 shares. The repurchase program was announced on April 27, 2005. The shares were repurchased at prices between $11.30 and $14.25 per share with an average price per share of $13.18. Upon completion of the aforementioned stock repurchase, on July 5, 2006, the board of directors authorized an additional stock repurchase program for up to 5% or 267,216 shares, of the Company’s outstanding common stock.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Originating and purchasing adjustable rate loans;

•	Originating a reasonable volume of short- and intermediate-term consumer loans;

•	Managing our deposits to establish stable deposit relationships; and

•	Using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following tables, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2006 and June 30, 2005 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	June 30, 2006
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$52,074	$(31,435)	(38)%	7.79%	(377	)bp
+200 bp	62,793	(20,716)	(25)	9.15	(241)
+100 bp	73,459	(10,050)	(12)	10.43	(113)
0 bp	83,509	—	—	11.56	—
-100 bp	90,540	7,031	8	12.27	71
-200 bp	89,698	6,189	7	12.03	47

	June 30, 2005
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$54,641	$(24,671)	(31)%	9.20%	(334	)bp
+200 bp	64,059	(15,253)	(19)	10.54	(200)
+100 bp	72,638	(6,674)	(8)	11.70	(84)
0 bp	79,312	—	—	12.54	—
-100 bp	81,069	1,757	2	12.68	14
-200 bp	78,872	(440)	(1)	12.27	(27)

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

Please see pages F-1 through F-35 following the signature page of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the fiscal year ended June 30, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers. The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.kfed.com.

Item 11. Executive Compensation.

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements:
See Part II – Item 8. Financial Statements and Supplementary Data.
(b)	Exhibits:
	3.1	Charter of K-Fed Bancorp (1)
	3.2	Bylaws of K-Fed Bancorp (2)
	4.0	Form of Stock Certificate of K-Fed Bancorp (1)
	10.1	Registrant’s Employee Stock Ownership Plan (1)
	10.2	Registrant’s Executive Non-Qualified Retirement Plan (1)
	10.3	Registrant’s 2004 Stock Option Plan (3)
	10.4	Registrant’s 2004 Recognition and Retention Plan (3)
	21.0	Subsidiaries of the Registrant (1)

23.1	Consent of Crowe Chizek and Company LLP
23.2	Consent of McGladrey and Pullen LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended (Registration No.333-111029), and incorporated herein by reference.

(2) Filed as an exhibit to Registrant’s Current Report on Form 8-K (Commission File No. 000-50592) and incorporated herein by reference.

(3) Incorporated by reference to the Registrant’s Proxy Statement for the 2004 Annual

Meeting of Stockholders filed with the Securities and Exchange Commission on September 23, 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-Fed Bancorp

Date: September 8, 2006	/s/ Kay M. Hoveland
Kay M. Hoveland President, Chief Executive Officer, and Chief Financial Officer Duly authorized representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 8, 2006	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: September 8, 2006	/s/ Kay M. Hoveland
Kay M. Hoveland Director, President, Chief Executive Officer, and Chief Financial Officer Principal Executive Officer

Date: September 8, 2006	/s/ Rita H. Zwern
Rita H. Zwern Director and Secretary

Date: September 8, 2006	/s/ Gerald A. Murbach
Gerald A. Murbach Director

Date: September 8, 2006	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 8, 2006	/s/ Frank G. Nicewicz
Frank G. Nicewicz Director

EXHIBIT 23.1

Consent of Crowe Chizek and Company LLP

We consent to the incorporation by reference in Registration Statements for Form S-8 for the K-Fed Bancorp 2004 Stock Option Plan and the K-Fed Bancorp 2004 Recognition and Retention Plan (333-120768) and the Form S-8 for the Kaiser Federal Bank Savings and Profit Sharing Plan and Trust (333-113078) filed under the Securities Act of 1933 of our report dated August 18, 2006 appearing in this Annual Report on Form 10-K of K-Fed Bancorp for the year ended June 30, 2006.

Crowe Chizek and Company LLP

Oak Brook, Illinois

September 5, 2006

EXHIBIT 23.2

Consent of McGladrey and Pullen LLP

We consent to the incorporation by reference in Registration Statements No’s. 333-120768 and 333-113078 of K-Fed Bancorp on Forms S-8 of our report, dated August 10, 2004, appearing in this Annual Report on Form 10-K of K-Fed Bancorp for the year ended June 30, 2004.

McGladrey and Pullen LLP

Irvine, California

September 7, 2006

EXHIBIT 31.1

Certification of the Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Kay M. Hoveland, certify that:

1.	I have reviewed this Annual Report on Form 10-K of K-Fed Bancorp;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 8, 2006	/s/ Kay M. Hoveland
Kay M. Hoveland

President and Chief Executive Officer

EXHIBIT 31.2

Certification of the Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Kay M. Hoveland, certify that:

1.	I have reviewed this Annual Report on Form 10-K of K-Fed Bancorp;

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

Date: September 8, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: September 8, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

3.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

4.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: September 8, 2006	/s/ Kay M. Hoveland
Kay M. Hoveland
Chief Financial Officer

K-Fed Bancorp

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Financial Condition at

June 30, 2006 and 2005	F-4

Consolidated Statements of Income for the Years Ended

June 30, 2006, 2005, and 2004	F-5

Consolidated Statements of Stockholders’ Equity and

Comprehensive Income for the Years Ended
June 30, 2006, 2005, and 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended

June 30, 2006, 2005, and 2004	F-7
Notes to Consolidated Financial Statements	F-8

The consolidated financial statements of K-Fed Mutual Holding Company have been omitted because K-Fed Mutual Holding Company has not conducted any business other than that of an organizational nature.

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

K-Fed Bancorp

Covina, California

We have audited the accompanying consolidated statements of financial condition of K-Fed Bancorp and Subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Fed Bancorp and Subsidiary as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLP

Crowe Chizek and Company LLP

Oak Brook, Illinois

August 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

K-Fed Bancorp

Covina, California

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of K-Fed Bancorp (the Company) for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of K-Fed Bancorp and Subsidiary for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

McGladrey & Pullen LLP

Irvine, California

August 10, 2004

K-FED BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	June 30 2006	June 30 2005
ASSETS
Cash and due from banks	$7,244	$6,990
Federal funds sold	18,335	10,325
Total cash and cash equivalents	25,579	17,315
Interest bearing deposits in other financial institutions	9,010	9,010
Securities available-for-sale	11,289	18,848
Securities held-to-maturity, fair value of $23,939 and $30,688 at June 30, 2006 and June 30, 2005, respectively	24,738	30,834
Federal Home Loan Bank stock, at cost	8,746	4,027
Loans receivable	636,822	539,025
Deferred net loan origination fees	(202)	(32)
Net premium on purchased loans	195	982
Allowance for loan losses	(2,722)	(2,408)
Loans receivable, net	634,093	537,567
Accrued interest receivable	2,767	2,310
Premises and equipment, net	3,416	1,491
Core deposit intangible	437	568
Goodwill	3,950	3,950
Bank-owned life insurance	10,514	10,089
Other assets	4,360	3,873
Total assets	$738,899	$639,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$43,137	$43,744
Interest bearing	420,317	432,048
Total deposits	463,454	475,792
Federal Home Loan Bank advances, short-term	10,000	11,000
Federal Home Loan Bank advances, long-term	169,948	59,777
Accrued expenses and other liabilities	2,840	2,553
Total liabilities	646,242	549,122
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; June 30, 2006 — 14,702,040 shares issued and outstanding. June 30, 2005 — 14,711,800 shares issued and outstanding.	147	147
Additional paid-in capital	56,456	57,541
Retained earnings	46,224	42,689
Accumulated other comprehensive loss, net of tax	(247)	(168)
Unearned employee stock ownership plan shares	(3,526)	(3,981)
Unearned employee stock awards	—	(2,015)
Treasury stock, at cost (June 30, 2006 — 495,970 shares; June 30, 2005 — 278,470 shares)	(6,397)	(3,453)
Total stockholders’ equity	92,657	90,760
Total liabilities and stockholders’ equity	$738,899	$639,882

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended June 30
	2006	2005	2004
Interest income
Interest and fees on loans	$32,918	$25,519	$19,423
Interest on securities, taxable	1,611	1,935	1,716
Federal Home Loan Bank dividends	280	151	111
Other interest	1,012	563	787
Total interest income	35,821	28,168	22,037
Interest expense
Interest on Federal Home Loan Bank advances	6,140	2,022	1,503
Interest on deposits	11,324	8,778	8,119
Total interest expense	17,464	10,800	9,622
Net interest income	18,357	17,368	12,415
Provision for loan losses	652	406	483
Net interest income after provision for loan losses	17,705	16,962	11,932
Noninterest income
Service charges and fees	1,827	1,845	1,911
ATM fees and charges	1,481	1,355	1,210
Referral commissions	238	207	221
Loss on equity investments	(588)	(505)	(173)
Bank-owned life insurance	426	89	—
Other noninterest income	42	65	60
Total noninterest income	3,426	3,056	3,229
Noninterest expense
Salaries and benefits	7,298	6,562	5,433
Occupancy and equipment	1,775	1,459	1,280
ATM expense	1,135	1,049	976
Advertising and promotional	407	401	411
Professional services	751	754	398
Postage	295	268	266
Telephone	363	331	294
Other operating expense	1,452	1,217	942
Total noninterest expense	13,476	12,041	10,000
Income before income tax expense	7,655	7,977	5,161
Income tax expense	2,726	2,980	1,993
Net income	$4,929	$4,997	$3,168

Earnings per common share:
Basic	$0.36	$0.36	$0.06
Diluted	$0.36	$0.36	$0.06

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

		Common Stock							Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Unearned Stock Awards	Shares	Amount	Total
Balance, June 30, 2003		—	$—	$—	$35,395	$—	$—	$—	—	$—	$35,395
Comprehensive income
Net income for the year ended June 30, 2004	$3,168	—	—	—	3,168	—	—	—	—	—	3,168
Other comprehensive income – unrealized loss on securities, net of tax	(190)	—	—	—	—	(190)	—	—	—	—	(190)
Total comprehensive income	$2,978
Distribution to capitalize K-Fed Mutual Holding Company		1,000	—	—	(50)	—	—	—	—	—	(50)
Common stock issued to K-Fed Mutual Holding Company		8,860,750	—	—	—	—	—	—	—	—	—
Common stock issued		5,231,810	146	50,507	—	—	—	—	—	—	50,653
Shares acquired by ESOP		454,940	—	4,549	—	—	(4,549)	—	—	—	—
Allocation of ESOP common stock		—	—	27	—	—	113	—	—	—	140
Balance, June 30, 2004		14,548,500	146	55,083	38,513	(190)	(4,436)	—	—	—	89,116
Comprehensive income
Net income for the year ended June 30, 2005	$4,997	—	—	—	4,997	—	—	—	—	—	4,997
Other comprehensive income – unrealized gain on securities, net of tax	22	—	—	—	—	22	—	—	—	—	22
Total comprehensive income	$5,019
Dividends declared ($0.16 per share) *		—	—	—	(821)	—	—	—	—	—	(821)
Issuance of stock awards		166,300	1	2,344	—	—	—	(2,345)	—	—	—
Purchase of treasury stock		—	—	—	—	—	—	—	(278,470)	(3,453)	(3,453)
Allocation of stock awards		—	—	—	—	—	—	288	—	—	288
Forfeiture of stock awards		(3,000)	—	(42)	—	—	—	42	—	—	—
Allocation of ESOP common stock		—	—	156	—	—	455	—	—	—	611
Balance, June 30, 2005		14,711,800	147	57,541	42,689	(168)	(3,981)	(2,015)	(278,470)	(3,453)	$90,760
Comprehensive income
Net income for the year ended June 30, 2006	$4,929	—	—	—	4,929	—	—	—	—	—	4,929
Other comprehensive income – unrealized loss on securities, net of tax	(79)	—	—	—	—	(79)	—	—	—	—	(79)
Total comprehensive income	$4,850
Dividends declared ($0.28 per share) *		—	—	—	(1,394)	—	—	—	—	—	(1,394)
Purchase of treasury stock		—	—	—	—	—	—	—	(217,500)	(2,944)	(2,944)
Stock options earned		—	—	370	—	—	—	—	—	—	370
Allocation of stock awards		—	—	439	—	—	—	—	—	—	439
Forfeiture of stock awards		(9,760)	—	—	—	—	—	—	—	—	—
Transfer due to adoption of SFAS 123R		—	—	(2,015)	—	—	—	2,015	—	—	—
Allocation of ESOP common stock		—	—	121	—	—	455	—	—	—	576
Balance, June 30, 2006		14,702,040	$147	$56,456	$46,224	$(247)	$(3,526)	$—	(495,970)	$(6,397)	$92,657

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	Years Ended June 30
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$4,929	$4,997	$3,168
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on securities	94	164	189
Amortization of net premiums on loan purchases	547	1,357	2,863
Accretion of net loan origination fees	(29)	(53)	(94)
Accretion of net premiums on purchased certificates of deposit	(63)	(99)	—
Provision for loan losses	652	406	483
Federal Home Loan Bank stock dividend	(279)	(151)	(111)
Depreciation and amortization	507	459	383
Amortization of core deposit intangible	131	108	—
Loss on equity investment	588	505	173
Increase in cash surrender value of bank-owned life insurance	(425)	(89)	—
Amortization of debt exchange costs	171	250	—
Allocation of ESOP common stock	576	611	140
Allocation of stock awards	439	288	—
Stock options earned	370	—	—
Net change in deferred income taxes	54	(258)	(20)
Net change in accrued interest receivable	(457)	(267)	(374)
Net change in other assets	(519)	(19)	462
Net change in accrued expenses and other liabilities	(35)	198	234
Net cash provided by operating activities	7,251	8,407	7,496

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(2,000)	(5,000)	(47,813)
Proceeds from maturities of held-to-maturity securities	8,051	15,428	20,522
Purchases of available-for-sale securities	—	—	(21,837)
Proceeds from maturities of available-for-sale securities	7,375	2,127	499
Net change in interest bearing deposits with other financial institutions	—	(6,040)	3,467
Purchases of loans	(161,071)	(151,145)	(286,162)
Net change in loans, excluding loan purchases	63,375	108,098	176,344
Purchase of FHLB stock	(4,440)	(1,547)	(577)
Redemption of FHLB stock	—	961	—
Purchase of equity investment	(232)	(229)	(2,670)
Purchase of bank-owned life insurance	—	(10,000)	—
Net cash received from branch acquisition	—	56,491	—
Purchases of premises and equipment	(2,432)	(408)	(618)
Net cash provided by (used in) investing activities	(91,374)	8,736	(158,845)

FINANCING ACTIVITIES
Proceeds from FHLB advances	128,000	208,416	32,000
Repayment of FHLB advances	(19,000)	(207,416)	(12,000)
Debt exchange costs	—	(473)	—
Net change in deposits	(12,275)	(8,239)	76,714
Net proceeds from stock issuance	—	—	50,653
Dividends paid on common stock	(1,394)	(821)	—
Purchase of treasury stock	(2,944)	(3,453)	—
Distribution to capitalize K-Fed Mutual Holding Company	—	—	(50)
Net cash provided by (used in) financing activities	92,387	(11,986)	147,317

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,264	5,157	(4,032)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,315	12,158	16,190
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,579	$17,315	$12,158
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on deposits and FHLB advances	$17,352	$10,638	$9,627
Income taxes paid	3,271	2,942	2,106

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: K-Fed Bancorp (the Company) is a majority-owned subsidiary of K-Fed Mutual Holding Company (the Parent). The Company and its Parent are holding companies. The Company’s sole subsidiary, Kaiser Federal Bank (the Bank), is a federally chartered stock savings association, which provides retail and commercial banking services to individual and business customers from its 7 branches throughout California. While the Bank originates all types of retail, and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions. The accounting and reporting policies of the Company and the Bank conform to U.S. generally accepted accounting principles (GAAP) and general industry practices.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

Change in Reporting Entity: On July 1, 2003, the Bank consummated its reorganization into a federally chartered mutual holding company form of organization, whereby the Bank became the wholly owned subsidiary of the newly formed Company with the Company becoming a wholly owned subsidiary of the newly formed Parent. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Therefore, K-Fed Bancorp, recorded the acquisition of the Bank at historical cost.

Execution of Plan of Stock Issuance: On November 22, 2003, and amended on February 9, 2004, the Board of Directors adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of the Bank in a subscription offering, with the majority of the common stock owned by K-Fed Mutual Holding Company. The plan was accomplished through the sale to eligible depositors on March 30, 2004 of 5,686,750 shares (including shares allocated to the Employee Stock Ownership Plan), representing 39.09% of the Company’s stock.

The issued shares resulted in gross proceeds of $56.9 million. In connection with the offering, the Company loaned $4.5 million to the Bank’s Employee Stock Ownership Plan to purchase stock and incurred $1.7 million of expenses associated with the offering resulting in net proceeds of $50.7 million to the Company. The aggregate purchase price was determined by an independent appraisal. Consistent with the Company’s stated intent for use of the stock offering proceeds, one-half of the total proceeds less offering expenses ($27.6 million) was invested in the Bank and placed in the Bank’s general funds for general corporate purposes. In addition to the 5,686,750 shares issued to eligible depositors, the Company issued 8,860,750 additional shares to K-Fed Mutual Holding Company. As a result of the offering, purchasers in the offering owned 39.09% of K-Fed Bancorp’s common stock, and K-Fed Mutual Holding Company owned 60.91%.

Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

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

Interest Bearing Deposits in Other Financial Institutions: Interest bearing deposits in other financial institutions consist of interest-bearing time deposits in depository institutions with an original maturity equal to or greater than 90 days and are carried at cost and have a weighted average life of less than one year.

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

Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and the yield on alternative investments. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Securities for which the Company has the positive intent and ability to hold until maturity are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts.

Federal Home Loan Bank Stock: The Bank, as a member of the Federal Home Loan Bank of San Francisco (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost. Cash and stock dividends are reported as income.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by net premiums on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest method. Net premiums on purchased loans are recognized in interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method. The estimated lives of these loan pools are re-evaluated periodically based on actual prepayments. The current estimated lives of these loan pools range from two to eight years. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the estimated lives of the related loans.

We underwrite purchased loans in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing released to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs.

A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by non-payment of a monthly installment by the due date. Accrual of interest on loans is discontinued when management believes, after considering economics, business conditions, and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. Accrual of interest is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes past due 90 days as to either principal or interest. All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal and future payments are reasonably assured, in which case the loan is returned to accrual status.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Commercial real estate loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

Premises and Equipment: Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization. Buildings are depreciated using the straight-line method with a useful live of 25 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is usually 3 to 5 years. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the terms of the related leases or their useful life, which is usually 5 to 10 years.

Bank-Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Investment in Limited Liability Partnership: The Company has a 14% investment in an affordable housing fund totaling $2,187,000 and $2,222,000 at June 30, 2006 and 2005, respectively, with a commitment to fund an additional $322,000 at June 30, 2006, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

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

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

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

Adoption of New Accounting Standard: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.

FAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. FAS-123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted FAS-123R effective July 1, 2005 applying the modified prospective transition method. Under the modified prospective transition method, the financial statements will not reflect restated amounts. Existing options that will vest after June 30, 2005 result in scheduled expense of $370,000 for the years ending June 30, 2006, 2007, 2008, 2009, and $139,000 for the year ending June 30, 2010. The options become exercisable in equal installments over a five-year period beginning one year from the date of grant. The options expire ten years from the date of grant and are subject to certain restrictions and limitations. The Company assumes 3% in forfeitures as a component for determining expense related to the SOP. The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

The following table illustrates the pro forma effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based employee compensation for the year ended June 30, 2005 prior to the Company’s adoption of SFAS 123(R) (Dollars in thousands):

Net income as reported	$4,997
Add: Stock-based compensation recorded, net of tax	—
Less: Total stock-based compensation costs determined under the fair value based method, net of tax	(206)
Net income, pro forma	$4,791

Earnings per share – as reported
Basic	$0.36
Diluted	$0.36

Earnings per share – pro forma
Basic	$0.34
Diluted	$0.34

No activity is reported for the year ended June 30, 2004 as the SOP was not adopted until November 16, 2004.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

The fair value of options granted and pro forma effects are computed using the Black-Scholes option pricing valuation model with the following assumptions as of the date of grant.

11/16/2004
Risk-free interest rate	3.54%
Expected option life	5 years
Expected price volatility	39.18%
Expected dividend yield	1.33%

Estimated fair value of stock option granted	$5.10

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

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to service the debt.

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

Newly Issued But Not Yet Effective Accounting Standards: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes , by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  It is not anticipated

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

that adoption will have a material impact on the Company’s financial condition, results of operations, or cash flows.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances is approximately $1,101,000 and $1,129,000 at June 30, 2006 and 2005, respectively.

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

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in  accumulated other comprehensive loss were as follows:

	Fair Value	Gross Unrealized Gains		Gross Unrealized Losses
	(Dollars in thousands)
2006
U.S. government agency and government sponsored entity bonds	$5,392	$	─	$(108)
Mortgage-backed:
Freddie Mac	5,897		─	(313)
Total	$11,289	$	─	$(421)

2005
U.S. government agency and government sponsored entity bonds	$10,864	$	─	$(136)
Mortgage-backed:
Freddie Mac	7,984		─	(150)
Total	$18,848	$	─	$(286)

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains		Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
2006
U.S. government agency and government sponsored entity bonds	$12,000	$	─	$(267)	$11,733
Mortgage-backed
Fannie Mae	408		2	─	410
Freddie Mac	269		1	─	270
Ginnie Mae	168		1	─	169
Collateralized mortgage obligations
Fannie Mae	3,372		1	(162)	3,211
Freddie Mac	7,197		─	(374)	6,823
Ginnie Mae	1,324		─	(1)	1,323
Total	$24,738		$5	$(804)	$23,939

2005
U.S. government agency and government sponsored entity bonds	$10,000	$	─	$(70)	$9,930
Mortgage-backed
Fannie Mae	541		9	─	550
Freddie Mac	335		5	─	340
Ginnie Mae	250		2	(10)	242
Collateralized mortgage obligations
Fannie Mae	4,617		1	(21)	4,597
Freddie Mac	12,570		10	(104)	12,476
Ginnie Mae	2,521		32	─	2,553
Total	$30,834		$59	$(205)	$30,688

There were no sales of securities during the years ending June 30, 2006, 2005, and 2004.

The fair value of debt securities and carrying amount, if different, at June 30, 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held-to-Maturity				Available-for-Sale
	Carrying Amount		Fair Value		Fair Value
	(Dollars in thousands)

Due within one year	$	─	$	─	$5,392
Due from one year to five years		12,000		11,733	─
Due from five years to ten years		─		─	─
Due after ten years		─		─	─
Mortgage-backed securities and Collateralized mortgage obligations		12,738		12,206	5,897
		$24,738		$23,939	$11,289

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at June 30, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
2006
Description of Securities
U.S. government agency	$1,982	$(18)	$15,143	$(357)	$17,125	$(375)
Mortgage-backed	─	─	5,898	(312)	5,898	(312)
Collateralized mortgage obligations	2,914	(114)	8,402	(424)	11,316	(538)
Total temporarily impaired	$4,896	$(132)	$29,443	$(1,093)	$34,339	$(1,225)

2005
Description of Securities
U.S. government agency	$9,930	$(70)	$10,864	$(136)	$20,794	$(206)
Mortgage-backed	74	(9)	8,040	(151)	8,114	(160)
Collateralized mortgage obligations	9,601	(48)	5,134	(77)	14,735	(125)
Total temporarily impaired	$19,605	$(127)	$24,038	$(364)	$43,643	$(491)

The Company evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At June 30, 2006, thirteen debt securities have unrealized losses with aggregate depreciation of 3.4% for the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, and fully expects to recover their value, no declines are deemed to be other than temporary.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

At June 30, 2005, fourteen debt securities have unrealized losses with aggregate depreciation of 1% for the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, and fully expects to recover their value, no declines are deemed to be other than temporary.

3.	LOANS

The composition of loans consists of the following:

	June 30
	2006	2005
	(Dollars in thousands)
Real Estate:
One- to four-family residential, fixed rate	$258,918	$133,854
One- to four-family residential, variable rate	178,106	238,280
Multi-family residential, variable rate	89,220	87,650
Commercial real estate, variable rate	58,845	32,383
	585,089	492,167
Consumer:
Automobile	41,572	38,613
Home equity	1,787	601
Other consumer loans, primarily unsecured	8,374	7,644
	51,733	46,858
Total loans	636,822	539,025
Deferred net loan origination fees	(202)	(32)
Net premiums on purchased loans	195	982
Allowance for loan losses	(2,722)	(2,408)
	$634,093	$537,567

In addition to the above, the Company participates with other financial institutions in certain loans they have originated. The Company continues to service the participants’ balance, which at June 30, 2006 totaled approximately $2.7 million and represented 4 loans. The Company receives a servicing fee of 25 basis points on these participated loans.

The Company has purchased real-estate loan participations originated by other financial institutions. All of these loan participations were purchased without recourse and are secured by real property. The originating financial institution performs all servicing functions on these loans.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

The following is an analysis of the changes in the allowance for loan losses:

	Years Ended June 30
	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of year	$2,408	$2,328	$2,281
Provision for loan losses	652	406	483
Recoveries	242	222	301
Loans charged off	(580)	(548)	(737)
Balance, end of year	$2,722	$2,408	$2,328

There were no loans individually classified as impaired during the periods or as of June 30, 2006 and 2005.

Loans on which accrual of interest has been discontinued or reduced amounted to $67,000, $787,000 and $82,000 at June 30, 2006, 2005, and 2004 respectively. If interest on those loans had been accrued, such income would have approximated $1,000, $25,000, and $4,000 for the years ended June 30, 2006, 2005, and 2004 respectively. The effects of troubled debt restructurings are not considered material to the Company’s financial position and results of operations.

4.	CONCENTRATIONS OF CREDIT RISK

The Kaiser Permanente Medical Care Program employs a large percentage of the Bank’s account holders. Further, a significant concentration of the Bank’s borrowers resides in California. Although the Bank has a diversified loan portfolio, borrowers’ ability to repay loans may be affected by the economic climate of either the health care industry or the overall geographic region in which borrowers reside.

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	June 30,
	2006	2005
	(Dollars in thousands)

Building	$998	$	─
Leasehold improvements	827		378
Furniture and equipment	4,034		3,283
	5,859		3,661
Accumulated depreciation and amortization	(2,443)		(2,170)
	$3,416		$1,491

Depreciation expense on premises and equipment totaled $507,000, $459,000, and $383,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

The Company leases office space in seven buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

Minimum rental payments under operating leases with initial or remaining terms of one year or more at June 30, 2006 are as follows (dollars in thousands):

Years ended June 30,
2007	$791
2008	799
2009	814
2010	735
2011	331
Thereafter	556
$4,026

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2006, 2005, and 2004 for all facilities leased under operating leases totaled $874,000, $683,000, and $602,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity in balance for goodwill during the year is as follows (dollars in thousands):

Year ended June 30, 2006

Beginning of year	$3,950
Acquired goodwill	─
Impairment	─
End of year	$3,950

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end (dollars in thousands):

	Year Ended June 30, 2006		Year Ended June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$676	$239	$676	$108

Aggregate amortization expense was $131,000 and $108,000 for the years ended June 30, 2006 and June 30, 2005, respectively.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

Estimated amortization expense for each of the next five years is as follows (dollars in thousands):

Years ended June 30,
2007	$114
2008	97
2009	80
2010	62
2011	45

7.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at June 30, 2006 and 2005 is approximately $74,697,000 and $72,749,000, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

June 30, 2006
Years ended June 30,
2007	$122,766
2008	32,169
2009	18,861
2010	23,252
2011	21,083
$218,131

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

8.	FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2006, the stated interest rates on the Bank’s advances from the FHLB ranged from 2.74% to 4.77%, with a weighted average stated rate of 4.20%. At June 30, 2005, the interest rates on the Bank’s advances from the FHLB ranged from 2.18% to 4.30% with a weighted average rate of 3.40%. The contractual maturities by year of the Bank’s advances are as follows:

	June 30,
	2006		2005
	(Dollars in thousands)
Years ended June 30,
2006	$	─	$10,000
2007		10,000	10,000
2008		20,000	20,000
2009		28,000	10,000
2010		70,000	20,000
2011		52,000	─
Overnight borrowings		─	1,000
Total advances		180,000	71,000
Deferred debt exchange costs		(52)	(223)
Total		$179,948	$70,777

The Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $597,051,000 and $469,478,000 as of the most recent notification date for June 30, 2006 and 2005, respectively. At June 30, 2006 and June 30, 2005, the amount available to borrow under this agreement is approximately $109,455,000 and $115,171,000, respectively. 0020Each advance is payable at its maturity date. FHLB advances are subject to a prepayment penalty if repaid before the maturity date.

The average balance of FHLB advances for the years ended June 30, 2006 and June 30, 2005 were $148,408,000 and $60,354,000 with average costs of 4.23% and 4.14%, respectively.

In August 2004, the Bank paid-off and replaced a $50 million advance from the Federal Home Loan Bank of San Francisco with $5-$10 million advances. The prepayment penalty of $473,000 assessed by the Federal Home Loan Bank of San Francisco is being amortized over the life of the new advances using the interest method in accordance with EITF 96-19, issued by the Financial Accounting Standards Board in 1996.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

9.	EMPLOYEE BENEFITS

401(k) Plan: The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ wage reductions. The Company contributed $145,000, $136,000, and $130,000 respectively, to the plan for the years ended June 30, 2006, 2005, and 2004.

Deferred Compensation Plan: The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2006 and 2005 the Company has accrued a liability for executive deferrals of $973,000 and $800,000, respectively.

Incentive Plan: Effective July 1, 2001 the Company began maintaining an Annual Incentive Plan and a Long-Term Incentive Plan (terminated July 1, 2004) for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for the year ended June 2006, 2005, and 2004 totaled $227,000, $191,000 and $184,000 respectively.

10.	EMPLOYEE STOCK COMPENSATION

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares for the difference between the exercise price and the market value at issue date. Pursuant to its 2004 stock-based incentive plan, the Company awarded 166,300 shares of restricted stock during the year ended June 30, 2005 of which 3,000 shares were forfeited during the year ended June 30, 2005 and 9,760 shares were forfeited during the year ended June 30, 2006. These shares vest over a five year period. The unamortized cost of the shares not yet earned (vested) is reported as a reduction of stockholder’s equity. Compensation expense related to the RRP awards for the year ended June 30, 2006 and 2005 was $439,000 and $288,000, respectively. There were 120,880 restricted shares outstanding at June 30, 2006 and the Company had an aggregate of 73,930 restricted shares available for future issuance under the RRP.

Stock Option Plan (“SOP”): The Company’s SOP provides for issue of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded. On November 16, 2004, the Company granted 275,600 incentive stock options to certain employees and 98,000 non-qualified stock options to directors, for a total of 373,600 stock options granted. The fair market value of the Company’s common stock for purposes of determining the exercise price of the option on the grant date was $14.50, based on the closing price of the Company’s stock as of the previous business day per the terms of the Plan. The Company implemented the SOP to promote the long-term interest of the Company and its shareholders by providing an incentive to those key employees who contribute to the operational success of the Company. The options become exercisable in equal installments over a five-year period beginning one year from the date of grant. The options expire ten years from the date of grant and are subject to certain restrictions and limitations. The Company assumes 3% in forfeitures as a component for determining expense related to the SOP. Compensation expense, net of tax effects related to the SOP was $329,000 for year ended June 30, 2006.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

A summary of the status of the Company’s stock option plan and changes during the year ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Intrinsic Value

Outstanding at beginning of year	373,600	$14.50	373,600	$14.50
Granted	─	─	─	─
Exercised	─	─	─	─
Forfeited	(22,880)	14.50	─	14.50
Outstanding at end of year	350,720	$14.50	373,600	$14.50	$	─
Options exercisable at year end	71,920	$14.50	─	$14.50	$	─

Weighted-average fair value of options granted
		$5.10		$5.10
Weighted average remaining contractual life	8.4 years		9.4 years

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and for the year ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2005	373,000	$5.10
Granted	─	─
Vested	(71,920)	5.10
Forfeited	(22,880)	5.10
Nonvested at June 30, 2006	$278,200	$5.10

At June 30, 2006, the Company had an aggregate of 195,075 options available for future issuance under the SOP.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

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

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid in the year. Principal and interest payments are scheduled to occur over a ten-year period. Contributions to the ESOP were $442,000, $481,000, and $138,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

During 2006, 45,494 shares of stock with an average fair value of $12.66 per share were committed to be released, resulting in ESOP compensation expense of $576,000. During 2005, 45,494 shares of stock with an average fair value of $13.43 per share were committed to be released, resulting in ESOP compensation expense of $611,000. During 2004, 11,374 shares of stock with an average fair value of $12.37 were committed to be released, resulting in ESOP compensation expense of $140,000.

Shares held by the ESOP at June 30, 2006 and 2005 are as follows:

	2006	2005

Allocated shares	102,362	56,868
Unearned shares	352,578	398,072
Total ESOP shares	454,940	454,940

Fair value of unearned shares (dollars in thousands)	$5,109	$4,852

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

12.	INCOME TAXES

The components of income tax expense are as follows:

	June 30
	2006	2005	2004
	(Dollars in thousands)
Current
Federal	$1,941	$2,375	$1,490
State	731	863	523
	2,672	3,238	2,013

Deferred
Federal	49	(210)	(15)
State	5	(48)	(5)
	54	(258)	(20)
Income tax expense	$2,726	$2,980	$1,993

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

	June 30
	2006	2005	2004
	(Dollars in thousands)

Federal income tax at statutory rate	$2,603	$2,712	$1,755
State taxes, net of federal tax benefit	487	532	369
Bank-owned life insurance	(145)	(30)	─
ESOP expenses	41	53	─
General business credit	(335)	(295)	(140)
Stock options	93	─	─
RRP expenses	(26)	─	─
Other, net	8	8	9
Total	$2,726	2,980	1,993

Tax expense as a percentage of income before tax	35.6%	37.4%	38.6%

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

The Company’s total net deferred tax assets are as follows:

	June 30
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$913	$706
Accrued expenses	429	413
Accrued state income tax	268	293
Unrealized loss on securities available-for-sale	173	118
RRP Plan	110	118
Other	─	46
Total deferred tax assets	1,893	1,694
Deferred tax liabilities:
Premises and equipment	(221)	(263)
Goodwill and other intangibles	(124)	(50)
Federal Home Loan Bank Stock dividends	(290)	(175)
Other	(51)	─
Total deferred tax liabilities	(686)	(488)
Net deferred tax asset, included in other assets	$1,207	$1,206

13.	RELATED PARTY TRANSACTIONS

Loans to certain executive officers, directors, and their associates totaled $1.1 million at June 30, 2006. Management believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features. The following is a summary of activity during the fiscal year ended June 30, 2006 with respect to such aggregate loans to these individual and their associates and affiliated companies (dollars in thousands):

Balance at June 30, 2005	$986
New loans	81
Repayments	(14)
Balance at June 30, 2006	$1,053

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

14.	CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2006, is that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006 and 2005, the most recent notification from the Office of Thrift Supervision, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2006:
Total capital (to risk-weighted assets)	$71,632	16.03%	$35,741	8.00%	$44,676	10.00%
Tier 1 capital (to risk-weighted assets)	68,910	15.42	17,870	4.00	26,806	6.00
Tier 1 (core) capital (to adjusted tangible assets)	68,910	9.58	28,771	4.00	35,964	5.00

June 30, 2005:
Total capital (to risk-weighted assets)	$65,081	16.74%	$31,101	8.00%	$38,877	10.00%
Tier 1 capital (to risk-weighted assets)	62,673	16.12	15,551	4.00	23,326	6.00
Tier 1 (core) capital (to adjusted tangible assets)	62,673	10.17	24,642	4.00	30,813	5.00

Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

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

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

At June 30, 2006 and 2005, there were approximately $15,466,000 and $10,481,000, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2006 and 2005 total approximately $1.3 million and $120,000, respectively. As of June 30, 2006, $417,000 of commitments were issued at a fixed rate of 6.75%. Commitments to purchase mortgage loans at June 30, 2006 and 2005 total approximately $0 and $10,000,000, respectively. There were no fixed rate commitments at June 30, 2005.

Available credit on home equity and unsecured lines of credit is summarized as follows:

	June 30
	2006	2005
	(Dollars in thousands)

Home equity	$2,372	$822
Other consumer	4,693	5,189
	$7,065	$6,011

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

JUNE 30, 2006, 2005 AND 2004

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

FHLB Advances

The fair values of the FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Other On-Balance-Sheet Financial Instruments

Other on-balance-sheet financial instruments include cash and cash equivalents, accrued interest receivable, and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value.

Off-Balance-Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

The estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2006		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$25,579	$25,579	$17,315	$17,315
Interest bearing deposits in other financial institutions	9,010	8,865	9,010	8,861
Securities available-for-sale	11,289	11,289	18,848	18,848
Securities held-to-maturity	24,738	23,939	30,834	30,688
Federal Home Loan Bank Stock	8,746	8,746	4,027	4,027
Loans, net	634,093	613,105	537,567	535,148
Accrued interest receivable	2,767	2,767	2,310	2,310
Financial liabilities:
Deposits	463,454	459,917	475,792	476,352
FHLB advances	179,948	172,372	70,777	69,942

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

17.	BUSINESS COMBINATION

On September 24, 2004, the Bank acquired the Panorama City branch of Pan American Bank. The acquisition was accounted for as a purchase and accordingly was included in the results of operations from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

Assets acquired:
Teller and vault cash	$128
Loans	23
Other assets / prepayment credits	38
Core deposit intangible	676
Total assets acquired	865
Liabilities assumed:
Deposit accounts	60,971
Discount on certificates of deposit	206
Accrued interest payable	1
Total liabilities assumed (net of assets acquired)	60,313
Cash received from Pan American Bank	56,363
Goodwill	$3,950

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

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

18.	EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow (dollars in thousands).

	June 30
	2006	2005	2004
	(Dollars in thousands)
Basic
Net income as reported	$4,929	$4,997	$3,168
Less net income of Company prior to initial stock offering	─	─	2,280
Net income attributable to common stock holders	$4,929	$4,997	$888
Weighted average common shares outstanding	13,867,645	14,071,992	14,093,682
Basic earnings per share	$0.36	$0.36	$0.06
Diluted
Net income attributable to common stock holders	$4,929	$4,997	$888
Weighted average common shares outstanding for basic earnings per common share	13,867,645	14,071,992	14,093,682
Add: Dilutive effects of stock awards	─	─	─
Add: Dilutive effects of stock options	─	─	─
Average shares and dilutive potential common shares	13,867,645	14,071,992	14,093,682
Diluted earnings per common share	$0.36	$0.36	$0.06

The effect of stock awards and stock options was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for all shares. Stock award and stock option plans were not in place at June 30, 2004.

19.	OTHER COMPREHENSIVE LOSS (INCOME)

Other comprehensive (loss) income components and related taxes were as follows:

	June 30
	2006	2005	2004
	(Dollars in thousands)

Unrealized holding (loss) gain on securities available-for-sale	$(135)	$37	$(323)
Tax effect	56	(15)	133
Other comprehensive (loss) income	$(79)	$22	$(190)

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

20.	CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)
	Three months ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except share data)
Fiscal Year 2006
Interest income	$7,686	$9,013	$9,474	$9,648
Interest expense	3,316	4,429	4,772	4,947
Net interest income	4,370	4,584	4,702	4,701
Provision for loan losses	165	195	128	164
Noninterest income	745	951	873	857
Noninterest expense	3,307	3,251	3,369	3,549
Income before income tax	1,643	2,089	2,078	1,845
Income tax expense	589	767	723	647
Net income	$1,054	$1,322	$1,355	$1,198

Basic and Diluted earnings per share	$0.08	$0.10	$0.10	$0.09

Fiscal Year 2005
Interest income	$6,823	$6,917	$7,116	$7,312
Interest expense	2,439	2,591	2,710	3,060
Net interest income	4,384	4,326	4,406	4,252
Provision for loan losses	120	32	123	131
Noninterest income	770	595	782	909
Noninterest expense	2,926	3,098	3,092	2,925
Income before income tax	2,108	1,791	1,973	2,105
Income tax expense	803	678	746	753
Net income	$1,305	$1,113	$1,227	$1,352

Basic and Diluted earnings per share	$0.09	$0.08	$0.09	$0.10

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

CONDENSED FINANCIAL STATEMENTS OF K-FED BANCORP (UNCONSOLIDATED)

CONDENSED BALANCE SHEET

(Dollars in thousands)

	June 30 2006	June 30 2005
Assets
Cash and cash equivalents	$4,087	$407
Securities available for sale	11,289	18,848
ESOP Loan	3,678	4,075
Investment in bank subsidiary	73,297	67,191
Accrued income receivable	50	76
Other assets	308	178
	$92,709	$90,775
Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$52	$15
Stockholders’ equity	92,657	90,760
	$92,709	$90,775

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

CONDENSED STATEMENT OF INCOME

(Dollars in thousands)

	June 30
	2006	2005	2004
	(Dollars in thousands)
Income
Interest on ESOP Loan	$46	$102	$46
Interest on investment securities, taxable	513	604)	114
Other income	44	39	63
Total income	603	745	223
Expenses
Other operating expenses	250	276	86
Income before income taxes and equity in undistributed earnings of bank subsidiary	353	469	137
Income taxes	145	182	68
Income before equity in undistributed earnings of bank subsidiary	208	287	69
Equity in undistributed earnings of bank subsidiary	4,721	4,710	3,099
Net income	$4,929	$4,997	$3,168

K-FED BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006, 2005 AND 2004

CONDENSED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	June 30
	2006	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$4,929	$4,997	$3,168
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(4,721)	(4,710)	(3,099)
Amortization of net premiums on investments	49	65	12
Net change in accrued income receivable	26	7	(83)
Net change in other assets	(74)	(45)	(15)
Net change in accrued expenses and other liabilities	37	(90)	105
Net cash provided by operating activities	246	224	88
INVESTING ACTIVITIES
Purchases of available-for-sale investments	─	─	(21,837)
Proceeds from maturities of available-for-sale investments	7,375	2,127	499
Net change in ESOP loan receivable	397	382	(4,457)
Dividends received on equity investment in bank subsidiary	─	─	100
Net cash provided by investing activities	7,772	2,509	(25,695)

FINANCING ACTIVITIES
Capital contribution to bank subsidiary	─	─	(23,048)
Dividends paid on common stock	(1,394)	(821)	─
Purchase of treasury stock	(2,944)	(3,453)	─
Net proceeds from stock issuance	─	─	50,653
Distribution to capitalize K-Fed Mutual Holding Company	─	─	(50)
Net cash used in financing activities	(4,338)	(4,274)	27,555

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,680	(1,541)	1,948
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	407	1,948	─
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,087	$407	$1,948