Form 10-Q
period 2006-09-30
K-FED BANCORP
filed 2006-11-09
CIK 1270985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Common Stock, $.01 par value – 14,075,741 shares outstanding as of November 1, 2006.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share data)

	September 30 2006	June 30 2006
ASSETS
Cash and due from banks	$13,223	$7,244
Federal funds sold	31,100	18,335
Total cash and cash equivalents	44,323	25,579
Interest bearing deposits in other financial institutions	9,010	9,010
Securities available-for-sale	11,036	11,289
Securities held-to-maturity, fair value of $23,190 and $23,939 at September 30, 2006 and June 30, 2006, respectively	23,689	24,738
Federal Home Loan Bank stock, at cost	8,930	8,746
Loans receivable	635,726	636,822
Deferred net loan origination fees	(133)	(202)
Net premium on purchased loans	172	195
Allowance for loan losses	(2,794)	(2,722)
Loans receivable, net	632,971	634,093
Accrued interest receivable	3,008	2,767
Premises and equipment, net	3,558	3,416
Core deposit intangible	405	437
Goodwill	3,950	3,950
Bank-owned life insurance	10,621	10,514
Other assets	4,286	4,360
Total assets	$755,787	$738,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$49,027	$43,137
Interest bearing	419,758	420,317
Total deposits	468,785	463,454
Federal Home Loan Bank advances, short-term	10,000	10,000
Federal Home Loan Bank advances, long-term	179,975	169,948
Accrued expenses and other liabilities	3,974	2,840
Total liabilities	662,734	646,242
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; September 30, 2006 — 14,682,440 shares issued. June 30, 2006 — 14,702,040 shares issued.	147	147
Additional paid-in capital	56,693	56,456
Retained earnings	47,103	46,224
Accumulated other comprehensive loss, net of tax	(164)	(247)
Unearned employee stock ownership plan shares	(3,412)	(3,526)
Treasury stock, at cost (September 30, 2006 — 556,099 shares; June 30, 2006 — 495,970 shares)	(7,314)	(6,397)
Total stockholders’ equity	93,053	92,657
Total liabilities and stockholders’ equity	$755,787	$738,899
The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30
	2006	2005
Interest Income
Interest and fees on loans	$8,904	$7,029
Interest on securities, taxable	347	427
Federal Home Loan Bank dividends	113	41
Other interest	361	189
Total interest income	9,725	7,686
Interest Expense
Interest on deposits	3,171	2,645
Interest on Federal Home Loan Bank advances	1,982	671
Total interest expense	5,153	3,316
Net interest income	4,572	4,370
Provision for loan losses	122	165
Net interest income after provision for loan losses	4,450	4,205
Noninterest income
Service charges and fees	511	473
ATM fees and charges	371	375
Referral commissions	61	54
Income (loss) on equity investment	20	(270)
Bank-owned life insurance	106	107
Other noninterest income	7	6
Total noninterest income	1,076	745
Noninterest expense
Salaries and benefits	1,801	1,782
Occupancy and equipment	520	392
ATM expense	306	298
Advertising and promotional	67	103
Professional services	201	228
Postage	69	65
Telephone	91	86
Other operating expense	372	353
Total noninterest expense	3,427	3,307
Income before income tax expense	2,099	1,643
Income tax expense	784	589
Net income	$1,315	$1,054
Comprehensive Income	$1,398	$998

Earnings per common share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08
The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

And Other Comprehensive Income

(Unaudited)

(Dollars in thousands, except share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2006		14,702,040	$147	$56,456	$46,224	$(247)	$(3,526)	(495,970)	$(6,397)	$92,657
Comprehensive income
Net income for the three months ended September 30, 2006	$1,315	—	—	—	1,315	—	—	—	—	1,315
Other comprehensive income – unrealized gain on securities, net of tax	83	—	—	—	—	83	—	—	—	83
Total comprehensive income	$1,398
Dividends paid ($0.09 per share) *		—	—	—	(436)	—	—	—	—	(436)
Purchase of treasury stock		—	—	—	—	—	—	(60,129)	(917)	(917)
Stock options earned		—	—	89	—	—	—	—	—	89
Stock options exercised		4,400	—	64	—	—	—	—	—	64
Allocation of stock awards		—	—	33	—	—	—	—	—	33
Forfeiture of stock awards		(24,000)	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	51	—	—	114	—	—	165
Balance September 30, 2006		14,682,440	$147	$56,693	$47,103	$(164)	$(3,412)	(556,099)	$(7,314)	$93,053

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30
	2006	2005
Operating Activities
Net income	$1,315	$1,054
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	12	36
Amortization of net premiums on loan purchases	35	219
Accretion of net loan origination fees	(21)	(36)
Provision for loan losses	122	165
Federal Home Loan Bank stock dividend	(113)	(41)
Depreciation and amortization	172	110
Amortization of core deposit intangible	32	36
(Income) loss on equity investment	(20)	270
Increase in cash surrender value of bank-owned life insurance	(106)	(107)
Accretion of net premiums on purchased certificates of deposits	(15)	(17)
Amortization of debt exchange costs	27	58
Allocation of ESOP common stock	165	145
Allocation of stock awards	33	115
Stock options earned	89	92
Net change in accrued interest receivable	(241)	(358)
Net change in other assets	35	(653)
Net changes in accrued expenses and other liabilities	1,133	1,636
Net cash provided by operating activities	2,654	2,724

Investing Activities
Proceeds from maturities of available-for-sale securities	385	603
Proceeds from maturities of held-to-maturity securities	1,047	2,525
Purchases of loans	(10,356)	(66,897)
Net change in loans, excluding loan purchases	11,342	26,430
Purchase of FHLB stock	(71)	—
Purchases of premises and equipment	(314)	(61)
Net cash provided by (used in) investing activities	2,033	(37,400)

Financing Activities
Proceeds from FHLB advances	20,000	63,000
Repayment of FHLB advances	(10,000)	(14,000)
Dividends paid on common stock	(436)	(300)
Purchase of treasury stock	(917)	(383)
Net change in deposits	5,346	11,381
Exercise of stock options	64	—
Net cash provided by financing activities	14,057	59,698

Net change in cash and cash equivalents	18,744	25,022
Cash and cash equivalents, at beginning of year	25,579	17,315
Cash and cash equivalents, at end of period	$44,323	$42,337

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: K-Fed Bancorp (or the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (or the “Parent”). The Company and its Parent are holding companies that are federally chartered. The Company’s sole subsidiary, Kaiser Federal Bank (or the “Bank”), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its six branch locations throughout California. While the Bank originates all types of retail and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions.

The Company’s business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

Basis of Presentation: The financial statements of K-Fed Bancorp have been prepared in conformity with accounting principals generally accepted in the United States (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2007. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Newly Issued But Not Yet Effective Accounting Standards: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact that FIN 48 will have on our financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We are currently assessing the impact that SFAS No. 158 will have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurement would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for us), and interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact that SFAS No. 157 will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

Under Emerging Issues Task Force (“EITF”) 06-4: Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee's benefit during retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, this FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

Under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance", the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual -life by individual life policy. The Task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. This was ratified at the Task Force, September 20, 2006 meeting. We are currently assessing the impact that EITF 06-5 will have on our financial condition or results of operations.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (“EPS”) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

Note 3 – Employee Stock Compensation

Stock Option Plan (“SOP”). The Company’s SOP provides for issue of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded. Under the SOP, options become exercisable in equal installments over a five-year period from the date of grant and expire ten years from the date of grant. At September 30, 2006, the Company had 327,400 options outstanding of which 38,600 were forfeited and 4,400 were exercised during the three months ended September 30, 2006. Compensation expense, net of tax effects related to the SOP was $79,000 for the three months ended September 30, 2006 compared to $82,000 for the three months ended September 30, 2005. There were 22,000 shares of stock options granted during the quarter ended September 30, 2006. The fair value of options granted are computed using the Black-Scholes option pricing model with the following assumptions as of the date of grant:

Risk-free interest rate	4.77%
Expected option life	7 years
Expected price volatility	23.98%
Expected dividend yield	2.29%

Estimated fair value of stock options granted	$4.24

Recognition and Retention Plan (“RRP”). The Company’s RRP provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares for the difference between the exercise price and the market value at issue date. Pursuant to its 2004 stock-based incentive plan, the Company awarded 166,300 shares of restricted stock during the fiscal year ended June 30, 2005 of which 3,000 shares were forfeited during the fiscal year ended June 30, 2005 and 9,760 shares were forfeited during the fiscal year ended June 30, 2006. During the three months ended September 30, 2006, 24,000 shares were forfeited. These shares vest over a five year period. Compensation expense related to the RRP awards was $33,000 for the three months ended September 30, 2006 compared to $115,000 for the three months ended September 30, 2005. The reduction in compensation expense related to RRPs for the three months ended September 30, 2006 was attributable to forfeitures. There were 96,880 restricted shares outstanding and the Company had an aggregate of 97,930 restricted shares available for future issuance under the RRP at September 30, 2006.

Note 4 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended September 30,
	2006	2005
	(Dollars in thousands, except share data)
Net income as reported	$1,315	$1,054
Weighted average common shares outstanding	13,719,818	13,881,061
Basic earnings per share	$0.10	$0.08
Earnings per share assuming dilution
Net income available to common shareholders	$1,315	$1,054
Weighted average common shares outstanding	13,719,818	13,881,061
Dilutive effect of stock options	19,787	—
Dilutive effect of stock awards	8,522	—
Average common shares and dilutive potential common shares	13,748,127	13,881,061
Diluted earnings per share	$0.10	$0.08

The effect of stock options was not included in the calculation of diluted earnings per share for the three months ended September 30, 2005 and the effect of stock options and stock awards because to do so would have been anti-dilutive.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006.

Assets: Cash and cash equivalents increased $18.7 million, or 73.3% to $44.3 million at September 30, 2006 from $25.6 million at June 30, 2006. The majority of the increase related to federal funds sold, which increased $12.8 million to $31.1 million at September 30, 2006 from $18.3 million at June 30, 2006.

Our investment portfolio decreased $1.3 million, or 3.6%, to $34.7 million at September 30, 2006 from $36.0 million at June 30, 2006. The decrease was attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio decreased $1.1 million, or 0.2%, to $633.0 million at September 30, 2006 from $634.1 million at June 30, 2006. One-to-four family real estate loans decreased $2.7 million, or 0.3% to $434.3 million at September 30, 2006 from $437.0 million at June 30, 2006. Commercial loans increased $1.1 million, or 0.2% to $60.0 million at September 30, 2006 from $58.9 million at June 30, 2006. Multifamily loans decreased $1.3 million, or 0.2% to $87.9 million at September 30, 2006 from $89.2 million at June 30, 2006. Other loans which was comprised mostly of auto loans increased $1.9 million, or 0.3% to $53.6 million at September 30, 2006 from $51.7 million at June 30, 2006 The overall loan mix remained relatively constant, with real estate loans comprising 91.6% of the total loan portfolio at September 30, 2006, compared with 91.9% at June 30, 2006.

Deposits: Total deposits increased $5.3 million, or 1.2%, to $468.8 million at September 30, 2006 from $463.5 million at June 30, 2006. This increase was primarily due to increases of $5.9 million in checking accounts and $3.8 million in savings accounts. These increases were offset by reductions of $1.9 million in money market accounts and $2.5 million in certificates of deposit. The increase in checking account balances was primarily attributable to Kaiser Permanente’s payroll cycle coinciding with the September 30, 2006 quarter end date. Based on our historical experience with Kaiser Permanente’s bi-weekly payroll cycle, deposit inflows coinciding with a third payroll cycle in one month are withdrawn at a faster than normal rate and we expect this to occur in subsequent months. Savings account balances grew as a result of a tiered, high yield savings product introduced in September 2006.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco increased $10.1 million, or 5.6% to $190.0 million at September 30, 2006 from $179.9 million at June 30, 2006. The increase was primarily attributable to our strategic efforts to leverage our capital to fund lending activities in order to enhance our interest-earning assets position and further maximize efficiencies of our current operations.

Stockholders’ Equity: Stockholders’ equity increased $396,000 to $93.1 million at September 30, 2006 from $92.7 million at June 30, 2006 primarily as a result of $1.3 million in income earned for the three months ended September 30, 2006 in addition to the allocation of ESOP shares, stock awards, and stock options earned during the same period totaling $351,000. This increase was partially offset by the repurchase of 60,129 of our outstanding common shares at an average price of $15.25 at a total cost of $917,000 and the cash payment of $436,000 in dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.09 per share for the three months ended September 30, 2006.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended September 30,
		2006(4)			2005(4)
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable (1)	$631,919	$8,904	5.64%	$549,637	$7,029	5.12%
Securities(2)	35,366	347	3.92%	48,087	427	3.55%
Fed Funds	19,076	245	5.14%	15,498	123	3.17%
Federal Home Loan Bank stock	8,848	113	5.11%	4,047	41	4.08%
Interest-bearing deposits in other financial institutions	9,010	82	3.64%	9,010	65	2.89%
Other interest-earning assets	2,188	34	6.22%	113	1	3.54%
Total interest-earning assets	706,407	9,725	5.51%	626,392	7,686	4.91%
Noninterest earning assets	33,768			30,241
Total assets	$740,175			$656,633

INTEREST-BEARING LIABILITIES
Money Market accounts	$111,367	$799	2.87%	$107,767	$455	1.69%
Savings deposits	89,329	90	0.40%	99,700	106	0.42%
Certificate of deposits	218,013	2,282	4.19%	226,279	2,084	3.68%
FHLB advances	182,463	1,982	4.34%	82,558	671	3.25%
Total interest-bearing liabilities	601,172	5,153	3.43%	516,304	3,316	2.57%
Noninterest bearing liabilities	46,118			49,206
Total liabilities	647,290			565,510
Equity	92,885			91,123
Total liabilities and equity	$740,175			$656,633
Net interest/spread		$4,572	2.08%		$4,370	2.34%

Margin(3)			2.59%			2.79%

Ratio of interest-earning assets to interest-bearing liabilities	117.50%			121.32%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005.

General. Net income for the three months ended September 30, 2006 was $1.3 million, an increase of $261,000, or 24.8%, compared to net income of $1.1 million for the three months ended September 30, 2005. Earnings per basic and diluted common share were $0.10 for the three months ended September 30, 2006 compared to $0.08 for the three months ended September 30, 2005. The increase in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $2.0 million or 26.5%, to $9.7 million for the three months ended September 30, 2006 from $7.7 million for the three months ended September 30, 2005. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $82.3 million, or 15.0%, from $549.6 million for the three months ended September 30, 2005 to $631.9 million for the three months ended September 30, 2006. This increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 52 basis point increase in the average yield on loans receivable, from 5.12% for the three months ended September 30, 2005 to 5.64% for the three months ended September 30, 2006. The increase was primarily attributable to the addition of higher-yielding single-family loans to our portfolio, commensurate with increases in general market rates.

Interest income on securities decreased by $80,000 or 18.7%, to $347,000 for the three months ended September 30, 2006 from $427,000 for the three months ended September 30, 2005. The decrease resulted from a $12.7 million, or 26.5% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by an 37 basis point increase in the average yield on the securities investment portfolio from 3.55% for the three months ended September 30, 2005 to 3.92% for the three months ended September 30, 2006, commensurate with increases in general market rates.

Interest Expense. Interest expense increased $1.9 million, or 55.4%, for the three months ended September 30, 2006 to $5.2 million as compared to $3.3 million for the three months ended September 30, 2005. The increase was primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 86 basis points to 3.43% for the three months ended September 30, 2006 from 2.57% for the three months ended September 30, 2005. Average interest-bearing liabilities increased $84.7 million or 16.4% to $601.2 million for the three months ended September 30, 2006 from $516.5 million for the three months ended September 30, 2005.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

Our provision for loan losses was $122,000 for the three months ended September 30, 2006 compared to $165,000 for the three months ended September 30, 2005. The allowance for loan losses as a percent of total loans was 0.44% at September 30, 2006 as compared to 0.43% at June 30, 2006. The assumptions are based both on current industry and economic trends in addition to incurring no losses within our real estate portfolio since 1997. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $331,000, or 44.4%, to $1.1 million for the three months ended September 30, 2006 from $745,000 for the three months ended September 30, 2005. The increase was primarily the result of a reduction in the loss reported attributable to the Bank’s investment in a California Affordable Housing Program.

Noninterest Expense. Our noninterest expense increased $120,000, or 3.6% to $3.4 million for the three months ended September 30, 2006 from $3.3 million for the three months ended September 30, 2005. The increase was primarily due to a $128,000 increase in occupancy and equipment expense.

Occupancy and equipment expense increased $128,000, or 32.7% to $520,000 for the three months ended September 30, 2006 from $392,000 for the three months ended September 30, 2005. The increase was primarily due to costs associated with non-capitalizable costs and lease expense related to build-outs of financial service centers in Bellflower, Harbor City, Los Angeles and Riverside opened during the periods of March 2006 through July 2006 in addition to increased equipment maintenance expense.

Income Tax Expense. Income tax expense for the three months ended September 30, 2006 was $784,000 compared to $589,000 for the three months ended September 30, 2005. This increase was primarily the result of an increase in pre-tax income of $2.1 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005. The effective tax rate was 37.4% and 35.8% for the three months ended September 30, 2006 and 2005, respectively. The increase in the effective tax rate was due primarily to a reduction in tax credits attributable to the Bank’s investment in a California Affordable Housing Program.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2006, the total approved loan commitments unfunded amounted to $18.3 million, which includes the unadvanced portion of loans of $7.1 million.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at September 30, 2006, totaled $129.0 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2006, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $106.6 million. Kaiser Federal Bank’s credit limit with the Federal Home Loan Bank is limited to 40 percent of the Bank’s total assets.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at September 30, 2006. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$73,297	15.87%	$36,960	8.00%	$46,199	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	70,503	15.26	18,480	4.00	27,720	6.00
Tier 1 (core) capital (to adjusted tangible assets)	70,503	9.56	29,485	4.00	36,856	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. At September 30, 2006, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2006 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
7/1/06 – 7/31/06	17,629	$14.54	17,629	262,216
8/1/06 – 8/31/06	22,500	15.28	27,500	239,716
9/1/06 – 9/30/06	20,000	15.84	47,500	219,716

* On July 5, 2006, the Company completed its previously disclosed stock repurchase plan of 281,129 shares. On July 5, 2006, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 267,216 shares of stock.

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

K-Fed Bancorp
Registrant

Date: November 9, 2006	/s/ Kay M. Hoveland
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2006	/s/ Kay M. Hoveland

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 9, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 9, 2006	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Financial Officer