Form 10-Q
period 2006-12-31
K-FED BANCORP
filed 2007-02-08
CIK 1270985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

Common Stock, $.01 par value – 14,028,201 shares outstanding as of February 1, 2007.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share data)

	December 31 2006	June 30 2006
ASSETS
Cash and due from banks	$11,685	$7,244
Federal funds sold	22,830	18,335
Total cash and cash equivalents	34,515	25,579
Interest bearing deposits in other financial institutions	3,070	9,010
Securities available-for-sale	10,874	11,289
Securities held-to-maturity, fair value of $22,342 and $23,939 at December 31, 2006 and June 30, 2006, respectively	22,810	24,738
Federal Home Loan Bank stock, at cost	9,053	8,746
Loans receivable	673,366	636,822
Deferred net loan origination fees	(175)	(202)
Net premium on purchased loans	226	195
Allowance for loan losses	(2,862)	(2,722)
Loans receivable, net	670,555	634,093
Accrued interest receivable	3,065	2,767
Premises and equipment, net	3,704	3,416
Core deposit intangible	378	437
Goodwill	3,950	3,950
Bank-owned life insurance	10,726	10,514
Other assets	3,984	4,360
Total assets	$776,684	$738,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$47,912	$43,137
Interest bearing	444,060	420,317
Total deposits	491,972	463,454
Federal Home Loan Bank advances, short-term	10,000	10,000
Federal Home Loan Bank advances, long-term	179,985	169,948
Accrued expenses and other liabilities	2,430	2,840
Total liabilities	684,387	646,242
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; December 31, 2006 — 14,723,300 shares issued. June 30, 2006 — 14,702,040 shares issued.	147	147
Additional paid-in capital	57,013	56,456
Retained earnings	47,773	46,224
Accumulated other comprehensive loss, net of tax	(123)	(247)
Unearned employee stock ownership plan shares	(3,298)	(3,526)
Treasury stock, at cost (December 31, 2006 — 665,099 shares; June 30, 2006 — 495,970 shares)	(9,215)	(6,397)
Total stockholders’ equity	92,297	92,657
Total liabilities and stockholders’ equity	$776,684	$738,899
The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$9,114	$8,266	$18,017	$15,296
Interest on securities, taxable	336	401	684	827
Federal Home Loan Bank dividends	124	47	237	88
Other interest	671	299	1,032	488
Total interest income	10,245	9,013	19,970	16,699
Interest Expense
Interest on Federal Home Loan Bank advances	2,110	1,644	4,092	2,315
Interest on deposits	3,749	2,785	6,920	5,430
Total interest expense	5,859	4,429	11,012	7,745
Net interest income	4,386	4,584	8,958	8,954
Provision for loan losses	180	195	303	360
Net interest income after provision for loan losses	4,206	4,389	8,655	8,594
Noninterest income
Service charges and fees	490	481	1,001	954
ATM fees and charges	402	363	773	737
Referral commissions	80	61	142	115
Loss on equity investment	(75)	(71)	(56)	(342)
Bank-owned life insurance	105	107	212	214
Other noninterest income	7	10	14	17
Total noninterest income	1,009	951	2,086	1,695
Noninterest expense
Salaries and benefits	1,896	1,804	3,698	3,586
Occupancy and equipment	510	422	1,030	814
ATM expense	318	282	625	580
Advertising and promotional	65	101	131	204
Professional services	154	152	355	381
Postage	80	76	149	141
Telephone	127	90	218	176
Other operating expense	383	324	755	676
Total noninterest expense	3,533	3,251	6,961	6,558
Income before income tax expense	1,682	2,089	3,780	3,731
Income tax expense	537	767	1,320	1,355
Net income	$1,145	$1,322	$2,460	$2,376
Comprehensive Income	$1,186	$1,303	$2,584	$2,301
Earnings per common share:
Basic	$0.08	$0.10	$0.18	$0.17
Diluted	$0.08	$0.10	$0.18	$0.17

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

And Other Comprehensive Income

(Unaudited)

(Dollars in thousands, except share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2006		14,702,040	$147	$56,456	$46,224	$(247)	$(3,526)	(495,970)	$(6,397)	$92,657
Comprehensive income
Net income for the six months ended December 31, 2006	$2,460	—	—	—	2,460	—	—	—	—	2,460
Other comprehensive income – unrealized gain on securities, net of tax	124	—	—	—	—	124	—	—	—	124
Total comprehensive income	$2,584
Dividends paid ($0.19 per share) *		—	—	—	(911)	—	—	—	—	(911)
Purchase of treasury stock		—	—	—	—	—	—	(169,129)	(2,818)	(2,818)
Stock options earned		—	—	102	—	—	—	—	—	102
Stock options exercised		10,260	—	149	—	—	—	—	—	149
Allocation of stock awards		—	—	134	—	—	—	—	—	134
Tax benefit of RRP shares vesting		—	—	35	—	—	—	—	—	35
Issuance of stock awards		35,000	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(24,000)	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	137	—	—	228	—	—	365
Balance December 31, 2006		14,723,300	$147	$57,013	$47,773	$(123)	$(3,298)	(665,099)	$(9,215)	$92,297

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31
	2006	2005
Operating Activities
Net income	$2,460	$2,376
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	21	68
Amortization of net premiums on loan purchases	120	313
Accretion of net loan origination fees	(46)	(50)
Provision for loan losses	303	360
Federal Home Loan Bank stock dividend	(237)	(88)
Depreciation and amortization	350	224
Amortization of core deposit intangible	59	61
Loss on equity investment	56	342
Increase in cash surrender value of bank-owned life insurance	(212)	(214)
Accretion of net premiums on purchased certificates of deposits	(28)	(33)
Amortization of debt exchange costs	37	92
Allocation of ESOP common stock	365	283
Allocation of stock awards	134	231
Stock options earned	102	185
Net change in accrued interest receivable	(298)	(535)
Net change in other assets	234	(801)
Net changes in accrued expenses and other liabilities	(410)	802
Net cash provided by operating activities	3,010	3,616

Investing Activities
Proceeds from maturities of available-for-sale securities	608	1,180
Purchases of held-to-maturity investments	—	(2,000)
Proceeds from maturities of held-to-maturity securities	1,924	5,371
Decrease in interest bearing deposits at other institutions	5,940	—
Purchases of loans	(53,461)	(148,009)
Net change in loans, excluding loan purchases	16,622	42,121
Purchase of FHLB stock	(70)	(4,416)
Purchase of equity investment	—	(167)
Purchases of premises and equipment	(638)	(287)
Net cash used in investing activities	(29,075)	(106,207)

Financing Activities
Proceeds from FHLB advances	20,000	124,500
Repayment of FHLB advances	(10,000)	(15,500)
Dividends paid on common stock	(911)	(649)
Purchase of treasury stock	(2,818)	(691)
Net change in deposits	28,546	(4,202)
Exercise of stock options	149	—
Tax benefit from RRP shares vesting	35	—
Net cash provided by financing activities	35,001	103,458

Net change in cash and cash equivalents	8,936	867
Cash and cash equivalents, at beginning of year	25,579	17,315
Cash and cash equivalents, at end of period	$34,515	$18,182

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

The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2007. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Under Emerging Issues Task Force (“EITF”) 06-4: Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee's benefit during retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, this FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2007. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (“EPS”) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest expense.

Note 3 – Employee Stock Compensation

Stock Option Plan (“SOP”). The Company’s SOP provides for issue of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded. Under the SOP, options become exercisable in equal installments over a five-year period from the date of grant and expire ten years from the date of grant. Compensation expense, net of tax effects related to the SOP was $9,000 for the three months ended December 31, 2006 and $88,000 for the six months ended December 31, 2006. Compensation expense, net of tax effects related to the SOP was $82,000 for the three months ended December 31, 2005 and $165,000 for the six months ended December 31, 2005. The reduction in compensation expense related to stock options for the three and six months ended December 31, 2006 was attributable to forfeitures. There were 40,000 and 62,000 shares of stock options granted during the three and six months ended December 31, 2006, respectively. A summary of stock option activity follows:

	Three months ended December 31, 2006		Six months ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	327,400	$14.50	350,720	$14.50
Granted	40,000	17.40	62,000	16.77
Exercised	5,860	14.50	10,260	14.50
Forfeited or expired	11,680	14.50	52,600	14.50
Outstanding at end of period	349,860	$14.83	349,860	$14.90
Options exercisable at end of period	115,144		115,114

Stock options granted during the three and six months ended December 31, 2006 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	Three months ended December 31, 2006	Six months ended December 31, 2006

Risk-free interest rate	4.62%	4.67%
Expected option life	6.25 years	6.52 years
Expected price volatility	23.00%	23.35%
Expected dividend yield	2.35%	2.33%

Estimated fair value of stock options granted	$4.26	$4.25

Recognition and Retention Plan (“RRP”). The Company’s RRP provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. These shares vest over a five year period. Compensation expense related to the RRP awards was $69,000 and $134,000 for the three months and six months ended December 31, 2006, respectively. Compensation expense related to the RRP awards was $116,000 and $231,000 for the three months and six months ended December 31, 2005, respectively. The reduction in compensation expense related to RRPs for the three and six months ended December 31, 2006 was attributable to forfeitures. There were 107,660 restricted shares outstanding and the Company had an aggregate of 62,930 restricted shares available for future issuance under the RRP at December 31, 2006.

A summary of changes in the Company’s non-vested shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2006	120,880	$14.10
Granted	35,000	17.58
Vested	(24,220)	14.10
Forfeited	(24,000)	14.10
Non-vested at December 31, 2006	107,660	$15.23

Note 4 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income as reported	$1,145	$1,322	$2,460	$2,376
Weighted average common shares outstanding	13,656,748	13,868,046	13,689,339	13,874,553
Basic earnings per share	$0.08	$0.10	$0.18	$0.17
Earnings per share assuming dilution
Net income available to common shareholders	$1,145	$1,322	$2,460	$2,376
Weighted average common shares outstanding
Dilutive effect of stock options	12,835	—	5,297	—
Dilutive effect of stock awards	52,122	—	50,199	—
Average common shares and dilutive potential common shares	13,721,705	13,868,046	13,744,835	13,874,553
Diluted earnings per share	$0.08	$0.10	$0.18	$0.17

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the three and six months ended December 31, 2005 because to do so would have been anti-dilutive.

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006.

Assets: Cash and cash equivalents increased $8.9 million, or 34.9% to $34.5 million at December 31, 2006 from $25.6 million at June 30, 2006. The increase related to federal funds sold, which increased $4.5 million to $22.8 million at December 31, 2006 from $18.3 million at June 30, 2006 and cash and cash equivalents which increased $4.5 million to $11.7 million at December 31, 2006 from $7.2 million at June 30, 2006.

Our investment portfolio decreased $2.3 million, or 6.5%, to $33.7 million at December 31, 2006 from $36.0 million at June 30, 2006. The decrease was attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio increased $36.5 million, or 5.8%, to $670.6 million at December 31, 2006 from $634.1 million at June 30, 2006. One-to-four family real estate loans increased $17.7 million, or 4.1% to $454.7 million at December 31, 2006 from $437.0 million at June 30, 2006. Commercial real estate loans increased $8.5 million, or 14.5% to $67.4 million at December 31, 2006 from $58.9 million at June 30, 2006. Multifamily loans increased $0.1 million to $89.3 million at December 31, 2006 from $89.2 million at June 30, 2006. Other loans which was comprised mostly of auto loans increased $10.3 million, or 19.8% to $62.0 million at December 31, 2006 from $51.7 million at June 30, 2006 The overall loan mix remained relatively constant, with real estate loans comprising 90.8% of the total loan portfolio at December 31, 2006, compared with 91.9% at June 30, 2006.

Deposits: Total deposits increased $28.5 million, or 6.2%, to $492.0 million at December 31, 2006 from $463.5 million at June 30, 2006. This increase was primarily due to increases of $4.8 million in checking accounts, $27.7 million in savings accounts and $11.8 million in certificates of deposits. These increases were offset by reductions of $15.8 million in money market accounts. Savings account balances grew as a result of a tiered, high yield product introduced in September and October 2006. Certificates of deposit balances grew as a result of higher yield, short term products introduced in October 2006.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco increased $10.1 million, or 5.6% to $190.0 million at December 31, 2006 from $179.9 million at June 30, 2006. This increase in FHLB borrowings was to fund loan growth during the period. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management strategies.

Stockholders’ Equity: Stockholders’ equity decreased $360,000 to $92.3 million at December 31, 2006 from $92.7 million at June 30, 2006. The decrease resulted from the repurchase of 169,129 of our outstanding common shares at an average price of $16.66 at a total cost of $2.8 million and a cash payment of $911,000 in dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.19 per share for the six months ended December 31, 2006 offset by $2.5 million in income earned for the six months ended December 31, 2006 in addition to the allocation of ESOP shares, stock awards, and stock options earned during the same period totaling $385,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended December 31,
		2006 (4)			2005 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$639,363	$9,114	5.70%	$617,837	$8,266	5.35%
Securities(2)	34,210	336	3.93%	45,589	401	3.52%
Fed Funds	45,724	589	5.15%	23,246	190	3.27%
Federal Home Loan Bank stock	9,023	124	5.50%	7,145	47	2.63%
Interest-bearing deposits in other financial institutions	5,793	46	3.18%	9,010	76	3.37%
Other interest-earning assets	2,863	36	5.03%	2,557	33	5.16%
Total interest-earning assets	736,976	10,245	5.56%	705,384	9,013	5.11%
Noninterest earning assets	35,959			30,116
Total assets	$772,935			$735,500

INTEREST-BEARING LIABILITIES
Money Market	$100,566	$714	2.84%	$111,761	$557	1.99%
Savings deposits	114,608	454	1.58%	95,494	99	0.41%
Certificates of deposit	224,120	2,581	4.61%	224,485	2,129	3.79%
FHLB advances	189,980	2,110	4.44%	159,852	1,644	4.11%
Total interest-bearing liabilities	629,274	5,859	3.72%	591,592	4,429	2.99%
Noninterest bearing liabilities	51,004			52,000
Total liabilities	680,278			643,592
Equity	92,657			91,908
Total liabilities and equity	$772,935			$735,500
Net interest/spread		$4,386	1.84%		$4,584	2.12%

Margin(3)			2.38%			2.60%

Ratio of interest-earning assets to interest bearing liabilities	117.12%			119.23%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

	For the six months ended December 31,
		2006 (4)			2005 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$636,244	$18,017	5.66%	$584,601	$15,296	5.23%
Securities(2)	34,797	684	3.93%	46,897	827	3.53%
Fed Funds	32,364	833	5.15%	17,316	313	3.62%
Federal Home Loan Bank stock	8,936	237	5.30%	5,814	88	3.03%
Interest-bearing deposits in other financial institutions	7,171	128	3.57%	9,010	141	3.13%
Other interest-earning assets	2,407	71	5.90%	1,564	34	4.35%
Total interest-earning assets	721,919	19,970	5.53%	665,202	16,699	5.02%
Noninterest earning assets	34,746			29,866
Total assets	$756,665			$695,068

INTEREST-BEARING LIABILITIES
Money Market	$105,521	$1,513	2.87%	$109,858	$1,012	1.84%
Savings deposits	103,961	544	1.05%	97,216	206	0.42%
Certificates of deposit	226,634	4,863	4.29%	225,137	4,212	3.74%
FHLB advances	185,685	4,092	4.41%	121,401	2,315	3.81%
Total interest-bearing liabilities	621,800	11,012	3.54%	553,612	7,745	2.80%
Noninterest bearing liabilities	42,134			49,928
Total liabilities	663,934			603,540
Equity	92,731			91,528
Total liabilities and equity	$756,665			$695,068
Net interest/spread		$8,958	1.99%		$8,954	2.22%

Margin(3)			2.48%			2.69%

Ratio of interest-earning assets to interest bearing liabilities	116.10%			120.16%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

Comparison of Results of Operations for the Three Months Ended December 31, 2006 and December 31, 2005.

General. Net income for the three months ended December 31, 2006 was $1.1 million, a decrease of $177,000, or 13.4%, compared to net income of $1.3 million for the three months ended December 31, 2005. Earnings per basic and diluted common share were $0.08 for the three months ended December 31, 2006 compared to $0.10 for the three months ended December 31, 2005. The change in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $1.2 million or 13.7%, to $10.2 million for the three months ended December 31, 2006 from $9.0 million for the three months ended December 31, 2005. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $21.6 million or 3.5%, from $617.8 million for the three months ended December 31, 2005 to $639.4 million for the three months ended December 31, 2006. This increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 35 basis point increase in the average yield on loans receivable, from 5.35% for the three months ended December 31, 2005 to 5.70% for the three months ended December 31, 2006. The increase was primarily attributable to the addition of higher-yielding single-family loans to our portfolio, commensurate with increases in general market rates.

Interest income on securities decreased by $65,000 or 16.2%, to $336,000 for the three months ended December 31, 2006 from $401,000 for the three months ended December 31, 2005. The decrease resulted from a $11.4 million, or 25.0% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by an 41 basis point increase in the average yield on the securities investment portfolio from 3.52% for the three months ended December 31, 2005 to 3.93% for the three months ended December 31, 2006, commensurate with increases in general market rates.

Other interest income increased by $372,000 or 124.4% to $671,000 for the three months ended December 31, 2006 from $299,000 for the three months ended December 31, 2005. The increase was attributable to an increase in the average balance of fed funds sold of $22.5 million or 96.7%, from $23.2 million for the three months ended December 31, 2005 to $45.7 million for the three months ended December 31, 2006. The increase in fed funds was attributable to deposit growth during the comparable periods. Interest income was also positively impacted by a 188 basis point increase in the average yield earned on fed funds sold, from 3.27% for the three months ended December 31, 2006 to 5.15% for the three months ended December 31, 2006. The increase was primarily attributable to increases in general market rates.

Interest Expense. Interest expense increased $1.4 million, or 32.3%, for the three months ended December 31, 2006 to $5.9 million as compared to $4.4 million for the three months ended December 31, 2005. The increase was primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 73 basis points to 3.72% for the three months ended December 31, 2006 from 2.99% for the three months ended December 31, 2005. Average interest-bearing liabilities increased $37.7 million or 6.4% to $629.3 million for the three months ended December 31, 2006 from $591.6 million for the three months ended December 31, 2005.

Net Interest Income. Net income before provision for loan losses decreased $198,000 or 4.3%, from $4.6 million for the three months ended December 31, 2006 to $4.4 million for the three months ended December 31, 2006. The decline was attributable to continued compression in out net interest margin as a result of the continued flattening of the yield curve. As a result, the net interest margin decreased 22 basis points from 2.60% for the three months ended December 31, 2005 to 2.38% for the three months ended December 31, 2006.

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

Our provision for loan losses was $180,000 for the three months ended December 31, 2006 compared to $195,000 for the three months ended December 31, 2005. The allowance for loan losses as a percent of total loans was 0.44% at December 31, 2006 as compared to 0.43% at June 30, 2006. The assumptions are based both on current industry and economic trends in addition to incurring no losses within our real estate portfolio since 1997. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $58,000, or 6.1%, to $1.0 million for the three months ended December 31, 2006 from $951,000 for the three months ended December 31, 2005. The increase was primarily the result of fee and transaction income related to the deployment of additional ATM’s.

Noninterest Expense. Our noninterest expense increased $282,000, or 8.6% to $3.5 million for the three months ended December 31, 2006 from $3.3 million for the three months ended December 31, 2005. The increase was primarily due to a $92,000 increase in salaries and benefits, an $88,000 increase in occupancy and equipment expense and a $59,000 increase in other operating expense.

Salaries and benefits represented 53.7% of total noninterest expense for the three months ended December 31, 2006 compared to 55.5% for the three months ended December 31, 2005. Total salaries and benefits increased $92,000, or 5.1%, to $1.9 million for the three months ended December 31, 2006 from $1.8 million for the three months ended December 31, 2005. The increase was primarily due to an increase of $109,000 in compensation commensurate with annual salary increases, a $61,000 increase in fair market value costs related to our employee stock ownership plan offset by a $79,000 reduction in stock option expense as a result of forfeitures.

Occupancy and equipment expense increased $88,000, or 20.9% to $510,000 for the three months ended December 31, 2006 from $422,000 for the three months ended December 31, 2005. The increase was primarily due to costs associated with non-capitalizable costs and lease expense related to build-outs of financial service centers in Bellflower, Harbor City, Los Angeles and Riverside opened during the periods of March 2006 through July 2006 in addition to increased equipment maintenance expense.

Other operating expense increased $5,000 to $383,000 for the three months ended December 31, 2006 from $324,000 for the three months ended December 31, 2005. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense for the three months ended December 31, 2006 was $537,000 compared to $767,000 for the three months ended December 31, 2005. This decrease was primarily the result of lower pre-tax income of $1.7 million for the three months ended December 31, 2006 compared to $2.1 million for the three months ended December 31, 2005. The effective tax rate was 31.9% and 36.7% for the three months ended December 31, 2006 and 2005, respectively. The effective tax rate decreased due to a certainty realized in one uncertain tax position taken by management. As such, management recognized a benefit of approximately, $80,000. Absent this adjustment, the effective tax rate would have been 36.7%.

Comparison of Results of Operations for the Six Months Ended December 31, 2006 and December 31, 2006.

General. Net income for the six months ended December 31, 2006 was $2.5 million, an increase of $84,000 or 3.5%, compared to $2.4 million for the six months ended December 31, 2005 and six months ended December 31, 2005. Earnings per basic and diluted common share were $0.18 for the six months ended December 31, 2006 compared to $0.17 for six months ended December 31, 2005. The change in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $3.3 million, or 19.6%, to $20.0 million for the six months ended December 31, 2006 from $16.7 million for the six months ended December 31, 2005. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $51.6 million, or 9.6%, from $584.6 million for the six months ended December 31, 2005 to $636.2 million for the six months ended December 31, 2006. The increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 43 basis point increase in the average yield on loans receivable, from 5.23% for the six months ended December 31, 2005 to 5.66% for the six months ended December 31, 2006.

Interest income on securities decreased by $143,000 or 17.3%, to $684,000 for the six months ended December 31, 2006 from $827,000 for the six months ended December 31, 2005. The decrease resulted from an $12.1 million, or 25.8% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 40 basis point increase in the average yield on the securities investment portfolio from 3.93% for the six months ended December 31, 2006 to 3.53% for the six months ended December 31, 2005.

Other interest income increased by $544,000 or 111.5% to $1.0 million for the six months ended December 31, 2006 from $488,000 for the six months ended December 31, 2005. The increase was attributable to an increase in the average balance of fed funds sold of $15.1 million or 86.9%, from $17.3 million for the six months ended December 31, 2005 to $32.4 million for the six months ended December 31, 2006. The increase in fed funds was attributable to deposit growth during the comparable periods. Interest income was also positively impacted by a 153 basis point increase in the average yield earned on fed funds sold, from 3.62% for the six months ended December 31, 2006 to 5.15% for the six months ended December 31, 2006. The increase was primarily attributable to increases in general market rates.

Interest Expense. Interest expense increased $3.3 million, or 42.2%, for the six months ended December 31, 2006 to $11.0 million as compared to $7.7 million for the six months ended December 31, 2005. The increase is primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 74 basis points to 3.54% for the six months ended December 31, 2006 from 2.80% for the six months ended December 31, 2005. Average interest-bearing liabilities increased $68.2 million or 12.3% to $621.8 million for the six months ended December 31, 2006 from $553.6 million for the six months ended December 31, 2006.

Provision for Loan Losses. Our provision for loan losses was $303,000 for the six months ended December 31, 2006 compared to $360,000 for the six months ended December 31, 2005. The decrease in provision is attributable to continued low levels of charge-offs, adjustments made for current peer ratios and changes in other economic factors affecting the loan loss analysis. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $391,000, or 23.1%, to $2.1 million for the six months ended December 31, 2005 from $1.7 million for the six months ended December 31, 2005. The increase is primarily the result of a $286,000 reduction in the loss on our equity investment in a California Affordable Housing Program tax credit fund, a $47,000 increase in service charges and fees and a $36,000 increase in fee and transaction income related to the deployment of additional ATM’s.

Noninterest Expense. Our noninterest expense increased $403,000, or 6.1%, to $7.0 million for the six months ended December 31, 2005 from $6.6 million for the six months ended December 31, 2005. The increase was primarily due to an $112,000 increase in salaries and benefits, a $216,000 increase in occupancy and equipment expense and a $79,000 increase in other operating expense.

Salaries and benefits represented 53.1% and 54.7% of total noninterest expense for the six months ended December 31, 2006 and December 31, 2005, respectively. Total salaries and benefits increased $112,000, or 3.1%, to $3.7 million for the six months ended December 31, 2006 from $3.6 million for the six months ended December 31, 2005. The increase was primarily due to an increase of $200,000 in compensation commensurate with annual salary increases, a $82,000 increase in fair market value costs related to our employee stock ownership plan offset by a $180,000 reduction in stock option expense and stock awards as a result of forfeitures.

Occupancy and equipment expense increased $216,000 to $1.0 million for the six months ended December 31, 2006 from $814,000 for the six months ended December 31, 2005. The increase was primarily due to costs associated with non-capitalizable costs and lease expense related to build-outs of financial service centers in Bellflower, Harbor City, Los Angeles and Riverside opened during the periods of March 2006 through July 2006 in addition to increased equipment maintenance expense.

Other operating expense increased $79,000 to $755,000 for the six months ended December 31, 2006 from $676,000 for the six months ended December 31, 2005. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense was $1.3 million for the six months ended December 31, 2006 compared to $1.4 million for the six months ended December 31, 2005. The effective tax rate was 34.9% and 36.3% for the six months ended December 31, 2005 and 2005, respectively. The effective tax rate decreased due to a certainty realized in one uncertain tax position taken by management. As such, management recognized a benefit of approximately, $80,000. Absent this adjustment, the effective tax rate would have been 37.0%.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2006, the total approved loan commitments unfunded amounted to $7.4 million, which includes the unadvanced portion of loans of $7.0 million.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at December 31, 2006, totaled $121.3 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2006, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $106.6 million. Kaiser Federal Bank’s credit limit with the Federal Home Loan Bank is limited to 40 percent of the Bank’s total assets.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at December 31, 2006. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$64,834	13.47%	$38,500	8.00%	$48,124	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	61,973	12.88	19,250	4.00	28,875	6.00
Tier 1 (core) capital (to adjusted tangible assets)	61,973	8.26	30,025	4.00	37,531	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. At December 31, 2006, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at September 30, 2006 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	September 30, 2006
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$61,898	$(21,909)	(26)%	8.84%	(240	)bp
+200 bp	70,876	(12,931)	(15)	9.89	(135)
+100 bp	78,758	(5,049)	(6)	10.75	(49)
0 bp	83,807	—	—	11.24	—
-100 bp	86,147	2,341	3	11.39	15
-200 bp	84,485	678	1	11.07	(17)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
10/1/06 – 10/31/06	55,000	$16.60	102,500	164,716
11/1/06 – 11/30/06	23,000	17.39	125,500	141,716
12/1/06 – 12/31/06	31,000	18.97	156,500	110,716

* On July 5, 2006, the Company completed its previously disclosed stock repurchase plan of 281,129 shares. On July 5, 2006, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 267,216 shares of stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders for K-Fed Bancorp was held on October 24, 2006. At that meeting, the shareholders elected the following persons to three-year terms to the Board of Directors: Gerald A. Murbach by a vote of 12,977,321 for and 204,730 withheld and Robert C. Steinbach by a vote of 13,143,575 for and 38,476 withheld. Kay M. Hoveland was elected to a two-year term by a vote of 12,977,565 for and 204,486 withheld. There were 536,099 non-voting shares. James L. Breeden, Frank G. Nicewicz, and Rita H. Zwern also continued to serve as directors after the meeting. There were no broker non-votes.

The appointment of Crowe Chizek and Company LLP as independent registered public accounting firm for the fiscal year ending June 30, 2007 was ratified by a vote of 13,178,622 for, 131 against and 3,297 abstain.

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

K-Fed Bancorp
Registrant

Date: February 7, 2007	/s/ Kay M. Hoveland
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 7, 2007	/s/ Kay M. Hoveland

Kay M. Hoveland

President and Chief Executive Officer

EXHIBIT 31.2

Certification of the Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Dustin Luton, certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 7, 2007	/s/ Dustin Luton

Dustin Luton

Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 7, 2007	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 7, 2007	/s/ Dustin Luton

Dustin Luton

Chief Financial Officer