Form 10-Q/A
period 2006-12-31
K-FED BANCORP
filed 2007-02-12
CIK 1270985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No 1.)

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

Form 10-Q/A

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

Our net loan portfolio increased $36.5 million, or 5.8% to $670.6 million at December 31, 2006 from $634.1 million at June 30, 2006. One-to-four family real estate loans increased $17.7 million, or 4.1% to $454.7 million at December 31, 2006 from $437.0 million at June 30, 2006. Commercial real estate loans increased $8.5 million, or 14.5% to $67.4 million at December 31, 2006 from $58.9 million at June 30, 2006. Multifamily loans increased $0.1 million to $89.3 million at December 31, 2006 from $89.2 million at June 30, 2006. Other loans which was comprised mostly of auto loans increased $10.3 million, or 19.8% to $62.0 million at December 31, 2006 from $51.7 million at June 30, 2006. The overall loan mix remained relatively constant, with real estate loans comprising 90.8% of the total loan portfolio at December 31, 2006 compared with 91.9% at June 30, 2006.

Deposits: Total deposits increased $28.5 million, or 6.2% to $492.0 million at December 31, 2006 from $463.5 million at June 30, 2006. This increase was primarily due to increases of $4.8 million in checking accounts, $27.7 million in savings accounts and $11.8 million in certificates of deposits. These increases were offset by reductions of $15.8 million in money market accounts. Savings account balances grew as a result of a tiered, high yield product introduced in September and October 2006. Certificates of deposit balances grew as a result of higher yield, short term products introduced in October 2006.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2006 and December 31, 2005.

General. Net income for the three months ended December 31, 2006 was $1.1 million, a decrease of $177,000, or 13.4% compared to net income of $1.3 million for the three months ended December 31, 2005. Earnings per basic and diluted common share were $0.08 for the three months ended December 31, 2006 compared to $0.10 for the three months ended December 31, 2005. The change in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $1.2 million, or 13.7% to $10.2 million for the three months ended December 31, 2006 from $9.0 million for the three months ended December 31, 2005. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $21.6 million, or 3.5% from $617.8 million for the three months ended December 31, 2005 to $639.4 million for the three months ended December 31, 2006. This increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 35 basis point increase in the average yield on loans receivable from 5.35% for the three months ended December 31, 2005 to 5.70% for the three months ended December 31, 2006. The increase was primarily attributable to the addition of higher-yielding single-family loans to our portfolio, commensurate with increases in general market rates.

Interest income on securities decreased by $65,000, or 16.2% to $336,000 for the three months ended December 31, 2006 from $401,000 for the three months ended December 31, 2005. The decrease resulted from an $11.4 million, or 25.0% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 41 basis point increase in the average yield on the securities investment portfolio from 3.52% for the three months ended December 31, 2005 to 3.93% for the three months ended December 31, 2006, commensurate with increases in general market rates.

Other interest income increased by $372,000, or 124.4% to $671,000 for the three months ended December 31, 2006 from $299,000 for the three months ended December 31, 2005. The increase was attributable to an increase in the average balance of fed funds sold of $22.5 million, or 96.7% from $23.2 million for the three months ended December 31, 2005 to $45.7 million for the three months ended December 31, 2006. The increase in fed funds was attributable to deposit growth during the comparable periods. Interest income was also positively impacted by a 188 basis point increase in the average yield earned on fed funds sold from 3.27% for the three months ended December 31, 2005 to 5.15% for the three months ended December 31, 2006. The increase was primarily attributable to increases in general market rates.

Interest Expense. Interest expense increased $1.4 million, or 32.3% for the three months ended December 31, 2006 to $5.9 million as compared to $4.4 million for the three months ended December 31, 2005. The increase was primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 73 basis points to 3.72% for the three months ended December 31, 2006 from 2.99% for the three months ended December 31, 2005. Average interest-bearing liabilities increased $37.7 million, or 6.4% to $629.3 million for the three months ended December 31, 2006 from $591.6 million for the three months ended December 31, 2005.

Net Interest Income. Net income before provision for loan losses decreased $198,000, or 4.3% from $4.6 million for the three months ended December 31, 2005 to $4.4 million for the three months ended December 31, 2006. The decline was attributable to continued compression in out net interest margin as a result of the continued flattening of the yield curve. As a result, the net interest margin decreased 22 basis points from 2.60% for the three months ended December 31, 2005 to 2.38% for the three months ended December 31, 2006.

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

Our provision for loan losses was $180,000 for the three months ended December 31, 2006 compared to $195,000 for the three months ended December 31, 2005. The allowance for loan losses as a percent of total loans was 0.44% at December 31, 2006 compared to 0.43% at June 30, 2006. The assumptions are based both on current industry and economic trends in addition to incurring no losses within our real estate portfolio since 1997. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $58,000, or 6.1% to $1.0 million for the three months ended December 31, 2006 from $951,000 for the three months ended December 31, 2005. The increase was primarily the result of fee and transaction income related to the deployment of additional ATM’s.

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

Comparison of Results of Operations for the Six Months Ended December 31, 2006 and December 31, 2005.

General. Net income for the six months ended December 31, 2006 was $2.5 million, an increase of $84,000, or 3.5% compared to $2.4 million for the six months ended December 31, 2005. Earnings per basic and diluted common share were $0.18 for the six months ended December 31, 2006 compared to $0.17 for six months ended December 31, 2005. The change in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $3.3 million, or 19.6% to $20.0 million for the six months ended December 31, 2006 from $16.7 million for the six months ended December 31, 2005. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $51.6 million, or 9.6% from $584.6 million for the six months ended December 31, 2005 to $636.2 million for the six months ended December 31, 2006. The increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 43 basis point increase in the average yield on loans receivable, from 5.23% for the six months ended December 31, 2005 to 5.66% for the six months ended December 31, 2006.

Interest income on securities decreased by $143,000, or 17.3% to $684,000 for the six months ended December 31, 2006 from $827,000 for the six months ended December 31, 2005. The decrease resulted from a $12.1 million, or 25.8% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 40 basis point increase in the average yield on the securities investment portfolio from 3.93% for the six months ended December 31, 2006 compared to 3.53% for the six months ended December 31, 2005.

Other interest income increased by $544,000, or 111.5% to $1.0 million for the six months ended December 31, 2006 from $488,000 for the six months ended December 31, 2005. The increase was attributable to an increase in the average balance of fed funds sold of $15.1 million, or 86.9% from $17.3 million for the six months ended December 31, 2005 to $32.4 million for the six months ended December 31, 2006. The increase in fed funds was attributable to deposit growth during the comparable periods. Interest income was also positively impacted by a 153 basis point increase in the average yield earned on fed funds sold, from 3.62% for the six months ended December 31, 2005 to 5.15% for the six months ended December 31, 2006. The increase was primarily attributable to increases in general market rates.

Interest Expense. Interest expense increased $3.3 million, or 42.2% for the six months ended December 31, 2006 to $11.0 million as compared to $7.7 million for the six months ended December 31, 2005. The increase is primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rate on interest-bearing liabilities increased 74 basis points to 3.54% for the six months ended December 31, 2006 from 2.80% for the six months ended December 31, 2005. Average interest-bearing liabilities increased $68.2 million, or 12.3% to $621.8 million for the six months ended December 31, 2006 from $553.6 million for the six months ended December 31, 2005.

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

Noninterest Income. Our noninterest income increased $391,000, or 23.1% to $2.1 million for the six months ended December 31, 2006 from $1.7 million for the six months ended December 31, 2005. The increase is primarily the result of a $286,000 reduction in the loss on our equity investment in a California Affordable Housing Program tax credit fund, a $47,000 increase in service charges and fees and a $36,000 increase in fee and transaction income related to the deployment of additional ATM’s.

Noninterest Expense. Our noninterest expense increased $403,000, or 6.1% to $7.0 million for the six months ended December 31, 2006 from $6.6 million for the six months ended December 31, 2005. The increase was primarily due to a $112,000 increase in salaries and benefits, a $216,000 increase in occupancy and equipment expense and a $79,000 increase in other operating expense.

Salaries and benefits represented 53.1% and 54.7% of total noninterest expense for the six months ended December 31, 2006 and December 31, 2005, respectively. Total salaries and benefits increased $112,000, or 3.1%, to $3.7 million for the six months ended December 31, 2006 from $3.6 million for the six months ended December 31, 2005. The increase was primarily due to an increase of $200,000 in compensation commensurate with annual salary increases, an $82,000 increase in fair market value costs related to our employee stock ownership plan offset by a $180,000 reduction in stock option expense and stock awards as a result of forfeitures.

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

K-Fed Bancorp
Registrant

Date: February 12, 2007	/s/ Kay M. Hoveland
Kay M. Hoveland
President, Chief Executive Officer

/s/ Dustin Luton

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 12, 2007	/s/ Kay M. Hoveland

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 12, 2007	/s/ Dustin Luton

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

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 12, 2007	/s/ Kay M. Hoveland

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

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 12, 2007	/s/ Dustin Luton

Dustin Luton

Chief Financial Officer