Form 10-Q
period 2007-03-31
K-FED BANCORP
filed 2007-05-09
CIK 1270985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Common Stock, $.01 par value – 13,969,661 shares outstanding as of May 1, 2007.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share data)

	March 31 2007	June 30 2006
ASSETS
Cash and due from banks	$11,974	$7,244
Federal funds sold	45,890	18,335
Total cash and cash equivalents	57,864	25,579
Interest bearing deposits in other financial institutions	2,970	9,010
Securities available-for-sale	10,661	11,289
Securities held-to-maturity, fair value of $21,675 and $23,939 at March 31, 2007 and June 30, 2006, respectively	22,013	24,738
Federal Home Loan Bank stock, at cost	9,186	8,746
Loans receivable	673,278	636,822
Deferred net loan origination fees	(149)	(202)
Net premium on purchased loans	94	195
Allowance for loan losses	(2,882)	(2,722)
Loans receivable, net	670,341	634,093
Accrued interest receivable	3,181	2,767
Premises and equipment, net	3,562	3,416
Core deposit intangible	350	437
Goodwill	3,950	3,950
Bank-owned life insurance	10,840	10,514
Other assets	3,926	4,360
Total assets	$798,844	$738,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$58,277	$43,137
Interest bearing	455,653	420,317
Total deposits	513,930	463,454
Federal Home Loan Bank advances, short-term	10,000	10,000
Federal Home Loan Bank advances, long-term	180,002	169,948
Accrued expenses and other liabilities	3,236	2,840
Total liabilities	707,168	646,242
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; March 31, 2007 — 14,724,760 shares issued. June 30, 2006 — 14,702,040 shares issued.	147	147
Additional paid-in capital	57,334	56,456
Retained earnings	48,419	46,224
Accumulated other comprehensive loss, net of tax	(87)	(247)
Unearned employee stock ownership plan shares	(3,184)	(3,526)
Treasury stock, at cost (March 31, 2007 — 755,099 shares; June 30, 2006 — 495,970 shares)	(10,953)	(6,397)
Total stockholders’ equity	91,676	92,657
Total liabilities and stockholders’ equity	$798,844	$738,899
The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$9,617	$8,776	$27,634	$24,072
Interest on securities, taxable	324	410	1,008	1,237
Federal Home Loan Bank dividends	133	86	369	174
Other interest	394	202	1,428	690
Total interest income	10,468	9,474	30,439	26,173
Interest Expense
Interest on Federal Home Loan Bank advances	2,071	1,904	6,162	4,219
Interest on deposits	3,867	2,868	10,788	8,298
Total interest expense	5,938	4,772	16,950	12,517
Net interest income	4,530	4,702	13,489	13,656
Provision for loan losses	116	128	419	488
Net interest income after provision for loan losses	4,414	4,574	13,070	13,168
Noninterest income
Service charges and fees	509	428	1,510	1,382
ATM fees and charges	441	371	1,214	1,108
Referral commissions	54	53	195	168
Loss on equity investment	(30)	(101)	(85)	(443)
Bank-owned life insurance	113	107	325	321
Other noninterest income	6	15	20	32
Total noninterest income	1,093	873	3,179	2,568
Noninterest expense
Salaries and benefits	2,048	1,850	5,745	5,436
Occupancy and equipment	516	448	1,545	1,263
ATM expense	308	282	933	862
Advertising and promotional	130	93	262	296
Professional services	280	180	636	560
Postage	82	77	230	219
Telephone	122	86	340	262
Other operating expense	365	353	1,122	1,029
Total noninterest expense	3,851	3,369	10,813	9,927
Income before income tax expense	1,656	2,078	5,436	5,809
Income tax expense	543	723	1,863	2,078
Net income	$1,113	$1,355	$3,573	$3,731
Comprehensive Income	$1,149	$1,356	$3,733	$3,657
Earnings per common share:
Basic	$0.08	$0.10	$0.26	$0.27
Diluted	$0.08	$0.10	$0.26	$0.27

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

And Other Comprehensive Income

(Unaudited)

(Dollars in thousands, except share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2006		14,702,040	$147	$56,456	$46,224	$(247)	$(3,526)	(495,970)	$(6,397)	$92,657
Comprehensive income
Net income for the nine months ended March 31, 2007	$3,573	—	—	—	3,573	—	—	—	—	3,573
Other comprehensive income – unrealized gain on securities, net of tax	160	—	—	—	—	160	—	—	—	160
Total comprehensive income	$3,733
Dividends paid ($0.29 per share) *		—	—	—	(1,378)	—	—	—	—	(1,378)
Purchase of treasury stock		—	—	—	—	—	—	(259,129)	(4,556)	(4,556)
Stock options earned		—	—	181	—	—	—	—	—	181
Stock options exercised		11,720	—	170	—	—	—	—	—	170
Allocation of stock awards		—	—	249	—	—	—	—	—	249
Tax benefit of RRP shares vesting		—	—	35	—	—	—	—	—	35
Issuance of stock awards		35,000	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(24,000)	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	243	—	—	342	—	—	585
Balance March 31, 2007		14,724,760	$147	$57,334	$48,419	$(87)	$(3,184)	(755,099)	$(10,953)	$91,676

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended March 31
	2007	2006
Operating Activities
Net income	$3,573	$3,731
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	37	81
Amortization of net premiums on loan purchases	239	430
Accretion of net loan origination fees	(52)	(54)
Provision for loan losses	419	488
Federal Home Loan Bank stock dividend	(369)	(174)
Depreciation and amortization	537	346
Amortization of core deposit intangible	87	99
Loss on equity investment	85	443
Increase in cash surrender value of bank-owned life insurance	(325)	(321)
Accretion of net premiums on purchased certificates of deposits	(37)	(47)
Amortization of debt exchange costs	54	133
Allocation of ESOP common stock	585	423
Allocation of stock awards	249	339
Stock options earned	181	277
Net change in accrued interest receivable	(414)	(689)
Net change in other assets	235	(1,550)
Net changes in accrued expenses and other liabilities	396	355
Net cash provided by operating activities	5,480	4,310

Investing Activities
Proceeds from maturities of available-for-sale securities	869	1,518
Purchases of held-to-maturity investments	—	(2,000)
Proceeds from maturities of held-to-maturity securities	2,719	6,842
Decrease in interest bearing deposits at other institutions	6,040	—
Purchases of loans	(72,670)	(161,071)
Net change in loans, excluding loan purchases	35,817	52,391
Purchase of FHLB stock	(71)	(4,440)
Purchase of equity investment	—	(167)
Purchases of premises and equipment	(683)	(1,717)
Net cash used in investing activities	(27,979)	(108,644)

Financing Activities
Proceeds from FHLB advances	20,000	128,000
Repayment of FHLB advances	(10,000)	(19,000)
Dividends paid on common stock	(1,378)	(998)
Purchase of treasury stock	(4,556)	(812)
Net change in deposits	50,513	14,312
Exercise of stock options	170	—
Tax benefit from RRP shares vesting	35	—
Net cash provided by financing activities	54,784	121,502

Net change in cash and cash equivalents	32,285	17,168
Cash and cash equivalents, at beginning of year	25,579	17,315
Cash and cash equivalents, at end of period	$57,864	$34,483

The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: K-Fed Bancorp (or the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (or the “Parent”). The Company and its Parent are holding companies that are federally chartered. The Company’s sole subsidiary, Kaiser Federal Bank (or the “Bank”), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its nine branch locations throughout California. While the Bank originates all types of retail and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions.

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

The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2007. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurement would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (July 1, 2008 for us), and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

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

Under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance", the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual life by individual life policy. The Task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. This was ratified at the Task Force, September 20, 2006 meeting. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 provide companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We do not believe adoption of this Statement will have a material effect on the Company’s consolidated financial statements.

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

Note 3 – Employee Stock Compensation

Stock Option Plan (“SOP”). The Company’s SOP provides for the issuance of options to directors, officers and employees. Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded. Under the SOP, options become exercisable in equal installments over a five-year period from the date of grant and expire ten years from the date of grant. Compensation expense, net of tax effects related to the SOP was $70,000 for the three months ended March 31, 2007 and $158,000 for the nine months ended March 31, 2007. Compensation expense, net of tax effects related to the SOP was $82,000 for the three months ended March 31, 2006 and $247,000 for the nine months ended March 31, 2006. The reduction in compensation expense related to stock options for the three and nine months ended March 31, 2007 was attributable to forfeitures. A summary of stock option activity follows:

	Three months ended March 31, 2007		Nine months ended March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of period	349,860	$14.50	350,720	$14.50
Granted	—	17.40	62,000	16.77
Exercised	1,460	14.50	11,720	14.50
Forfeited or expired	—	14.50	52,600	14.50
Outstanding at end of period	348,400	$14.83	348,400	$14.90	7.63 years	$1,322,872
Options exercisable at end of period	114,560	$14.50	114,560	$14.50	7.63 years	$484,589

	Three months ended March 31, 2007	Nine months ended March 31, 2007
	(In thousands)
Intrinsic value of stock options exercised	$7	$28
Cash received from options exercised	21	170
Tax benefit realized from option exercises	—	—

Stock options granted during the three and nine months ended March 31, 2007 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	Three months ended March 31, 2007	Nine months ended March 31, 2007

Risk-free interest rate	—%	4.67%
Expected option life	—	6.52 years
Expected price volatility	—%	23.35%
Expected dividend yield	—%	2.33%

Estimated fair value of stock options granted	$—	$4.25

Recognition and Retention Plan (“RRP”). The Company’s RRP provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. These shares vest over a five year period. Compensation expense related to the RRP awards was $116,000 and $249,000 for the three months and nine months ended March 31, 2007, respectively. Compensation expense related to the RRP awards was $108,000 and $339,000 for the three months and nine months ended March 31, 2006, respectively. The reduction in compensation expense related to RRPs for the three and nine months ended March 31, 2007 was attributable to forfeitures. There were 107,660 restricted shares outstanding and the Company had an aggregate of 62,930 restricted shares available for future issuance under the RRP at March 31, 2007.

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

RRP shares at July 1, 2006	120,880	$14.10
Granted	35,000	17.58
Vested	(24,220)	14.10
Forfeited	(24,000)	14.10
RRP shares at March 31, 2007	107,660	$15.23

Note 4 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income as reported	$1,113	$1,355	$3,573	$3,731
Weighted average common shares outstanding	13,582,837	13,867,828	13,654,354	13,872,284
Basic earnings per share	$0.08	$0.10	$0.26	$0.27
Earnings per share assuming dilution
Net income available to common shareholders	$1,113	$1,355	$3,573	$3,731
Weighted average common shares outstanding
Dilutive effect of stock options	21,023	—	—	—
Dilutive effect of stock awards	23,894	—	20,871	—
Average common shares and dilutive potential common shares	13,627,754	13,867,828	13,675,225	13,872,284
Diluted earnings per share	$0.08	$0.10	$0.26	$0.27

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the three and nine months ended March 31, 2006 because to do so would have been anti-dilutive.

Note 5 – Legal Matters

In March 2007, U.S. Mortgage converted its Chapter 11 bankruptcy to a Chapter 7 in the District Court of Nevada. U.S. Mortgage was responsible for servicing various commercial real estate participation loans totaling approximately $1 million for the Bank. Through this transition period, all servicing functions of U.S. Mortgage are being handled by the Bankruptcy Trustee.

During the course of these proceedings, U.S. Bank has asserted a claim against $500,000 of the $1 million being serviced by U.S. Mortgage. Kaiser Federal Bank is vigorously contesting this claim and believes it has the proper ownership interest in these loans. As a result, no significant material losses are expected at this time.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006.

Assets: Cash and cash equivalents increased $32.3 million, or 126.2% to $57.9 million at March 31, 2007 from $25.6 million at June 30, 2006. The increase related to federal funds sold, which increased $27.6 million to $45.9 million at March 31, 2007 from $18.3 million at June 30, 2006 and cash and cash equivalents which increased $4.8 million to $12.0 million at March 31, 2007 from $7.2 million at June 30, 2006.

Our investment portfolio decreased $3.4 million, or 9.3% to $32.7 million at March 31, 2007 from $36.0 million at June 30, 2006. The decrease was attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio increased $36.2 million, or 5.7% to $670.3 million at March 31, 2007 from $634.1 million at June 30, 2006. One-to-four family real estate loans increased $14.0 million, or 3.2% to $451.1 million at March 31, 2007 from $437.0 million at June 30, 2006. Commercial real estate loans increased $8.9 million, or 15.2% to $67.8 million at March 31, 2007 from $58.9 million at June 30, 2006. Multifamily loans decreased $155,000 to $89.1 million at March 31, 2007 from $89.2 million at June 30, 2006. Other loans which are comprised primarily of auto loans increased $13.6 million, or 26.3% to $65.4 million at March 31, 2007 from $51.7 million at June 30, 2006. The overall loan mix remained relatively constant, with real estate loans comprising 90.3% of the total loan portfolio at March 31, 2007, compared with 91.9% at June 30, 2006.

Deposits: Total deposits increased $50.5 million, or 10.9% to $513.9 million at March 31, 2007 from $463.5 million at June 30, 2006. This increase was primarily due to increases of $15.1 million in checking accounts, $42.1 million in savings accounts and $18.2 million in certificates of deposits. These increases were offset by reductions of $24.9 million in money market accounts. The increase in checking account balances was primarily attributable to Kaiser Permanente’s payroll cycle coinciding with the March 31, 2007 quarter end date. Based on our historical experience with Kaiser Permanente’s bi-weekly payroll cycle, deposit inflows coinciding with a third payroll cycle in one month are withdrawn at a faster than normal rate and we expect this to occur in subsequent months. Savings account balances grew as a result of a tiered, high yield product introduced in September 2006. Certificates of deposit balances grew as a result of higher yield, short term products introduced in October 2006.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco increased $10.1 million, or 5.6% to $190.0 million at March 31, 2007 from $179.9 million at June 30, 2006. This increase in FHLB borrowings was used to fund loan growth during the period. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management strategies.

Stockholders’ Equity: Stockholders’ equity decreased $981,000 to $91.7 million at March 31, 2007 from $92.7 million at June 30, 2006. The decrease resulted from the repurchase of 259,129 of our outstanding common shares at an average price of $17.58 for a total cost of $4.6 million and cash payments of $1.4 million in dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.29 per share for the nine months ended March 31, 2007. This decrease was offset by $3.6 million in income earned for the nine months ended March 31, 2007 in addition to the allocation of ESOP shares, stock awards, and stock options earned during the same period totaling $1.2 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended March 31,
		2007 (4)			2006 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$670,319	$9,617	5.74%	$643,812	$8,776	5.45%
Securities(2)	32,992	324	3.93%	43,985	410	3.73%
Fed Funds	25,832	333	5.16%	10,535	110	4.18%
Federal Home Loan Bank stock	9,142	133	5.82%	8,570	86	4.01%
Interest-bearing deposits in other financial institutions	2,970	25	3.37%	9,010	80	3.55%
Other interest-earning assets	2,700	36	5.33%	1,214	12	3.95%
Total interest-earning assets	743,955	10,468	5.63%	717,126	9,474	5.28%
Noninterest earning assets	34,177			31,264
Total assets	$778,132			$748,390

INTEREST-BEARING LIABILITIES
Money Market	$88,028	$631	2.87%	$113,301	$632	2.23%
Savings deposits	124,827	585	1.87%	91,116	92	0.40%
Certificates of deposit	233,447	2,651	4.54%	220,364	2,144	3.89%
FHLB advances	189,996	2,071	4.36%	179,890	1,904	4.23%
Total interest-bearing liabilities	636,298	5,938	3.73%	604,671	4,772	3.16%
Noninterest bearing liabilities	49,986			50,722
Total liabilities	686,284			655,393
Equity	91,848			92,997
Total liabilities and equity	$778,132			$748,390
Net interest/spread		$4,530	1.90%		$4,702	2.12%

Margin(3)			2.44%			2.62%

Ratio of interest-earning assets to interest bearing liabilities	116.92%			118.60%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

	For the nine months ended March 31,
		2007 (4)			2006 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$652,651	$27,634	5.65%	$602,463	$24,072	5.33%
Securities(2)	34,255	1,008	3.92%	45,929	1,237	3.59%
Fed Funds	30,220	1,166	5.14%	15,544	423	3.63%
Federal Home Loan Bank stock	8,998	369	5.47%	6,645	174	3.49%
Interest-bearing deposits in other financial institutions	5,911	153	3.45%	9,010	220	3.26%
Other interest-earning assets	2,495	109	5.82%	1,311	47	4.78%
Total interest-earning assets	734,530	30,439	5.53%	680,902	26,173	5.13%
Noninterest earning assets	28,575			30,243
Total assets	$763,105			$711,145

INTEREST-BEARING LIABILITIES
Money Market	$100,273	$2,145	2.85%	$110,995	$1,645	1.98%
Savings deposits	110,221	1,221	1.48%	95,465	298	0.42%
Certificates of deposit	229,545	7,422	4.31%	223,516	6,355	3.79%
FHLB advances	186,978	6,162	4.39%	138,950	4,219	4.05%
Total interest-bearing liabilities	627,017	16,950	3.60%	568,926	12,517	2.93%
Noninterest bearing liabilities	43,622			50,192
Total liabilities	670,639			619,118
Equity	92,466			92,027
Total liabilities and equity	$763,105			$711,145
Net interest/spread		$13,489	1.93%		$13,656	2.20%

Margin(3)			2.45%			2.67%

Ratio of interest-earning assets to interest bearing liabilities	117.15%			119.68%

(1) Calculated net of deferred fees and loss reserves and includes non-accrual loans
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Rates have been annualized

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006.

General. Net income for the three months ended March 31, 2007 was $1.1 million, a decrease of $242,000, or 17.9%, compared to net income of $1.4 million for the three months ended March 31, 2006. Earnings per basic and diluted common share were $0.08 for the three months ended March 31, 2007 compared to $0.10 for the three months ended March 31, 2006. The change in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $994,000 or 10.5%, to $10.5 million for the three months ended March 31, 2007 from $9.5 million for the three months ended March 31, 2006. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $26.5 million or 4.1%, from $643.8 million for the three months ended March 31, 2006 to $670.3 million for the three months ended March 31, 2007. This increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 29 basis point increase in the average yield on loans receivable, from 5.45% for the three months ended March 31, 2006 to 5.74% for the three months ended March 31, 2007. The increase was primarily attributable to the addition of higher-yielding single-family loans to our portfolio, commensurate with increases in general market rates.

Interest income on securities decreased by $86,000 or 21.0%, to $324,000 for the three months ended March 31, 2007 from $410,000 for the three months ended March 31, 2006. The decrease resulted from a $11.0 million, or 25.0% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 20 basis point increase in the average yield on the securities investment portfolio from 3.73% for the three months ended March 31, 2006 to 3.93% for the three months ended March 31, 2007, commensurate with increases in general market rates.

Other interest income increased by $192,000 or 95.0% to $394,000 for the three months ended March 31, 2007 from $202,000 for the three months ended March 31, 2006. The increase was attributable to an increase in the average balance of fed funds sold of $15.3 million or 145.2%, from $10.5 million for the three months ended March 31, 2006 to $25.8 million for the three months ended March 31, 2007. The increase in fed funds was attributable to deposit growth during the comparable periods. Interest income was also positively impacted by a 98 basis point increase in the average yield earned on fed funds sold, from 4.18% for the three months ended March 31, 2006 to 5.16% for the three months ended March 31, 2007. The increase was primarily attributable to increases in general market rates.

Interest Expense. Interest expense increased $1.1 million, or 24.4%, for the three months ended March 31, 2007 to $5.9 million as compared to $4.8 million for the three months ended March 31, 2006. The increase was primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 57 basis points to 3.73% for the three months ended March 31, 2007 from 3.16% for the three months ended March 31, 2006. Average interest-bearing liabilities increased $31.6 million or 5.2% to $636.3 million for the three months ended March 31, 2007 from $604.7 million for the three months ended March 31, 2006.

Net Interest Income. Net income before provision for loan losses decreased $172,000 or 3.7%, to $4.5 million for the three months ended March 31, 2007 from $4.7 million for the three months ended March 31, 2006. The decline was attributable to continued compression in our net interest margin as a result of the inverted yield curve. As a result, the net interest margin decreased 18 basis points from 2.62% for the three months ended March 31, 2006 to 2.44% for the three months ended March 31, 2007.

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

Our provision for loan losses was $116,000 for the three months ended March 31, 2007 compared to $128,000 for the three months ended March 31, 2006. The allowance for loan losses as a percent of total loans was 0.44% at March 31, 2007 as compared to 0.43% at June 30, 2006. The assumptions are based both on current industry and economic trends in addition to incurring no losses within our real estate portfolio since 1997. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $220,000, or 25.2%, to $1.1 million for the three months ended March 31, 2007 from $873,000 for the three months ended March 31, 2006. The increase was primarily the result of increased fee and transaction income related to customer service fees, increased ATM transaction fees and a reduction in losses attributable to the Bank’s investment in a California Affordable Housing Program.

Noninterest Expense. Our noninterest expense increased $482,000, or 14.3% to $3.9 million for the three months ended March 31, 2007 from $3.4 million for the three months ended March 31, 2006. The increase was primarily due to a $198,000 increase in salaries and benefits, a $68,000 increase in occupancy and equipment expense and a $100,000 increase in professional services.

Salaries and benefits represented 53.2% of total noninterest expense for the three months ended March 31, 2007 compared to 54.9% for the three months ended March 31, 2006. Total salaries and benefits increased $198,000, or 10.7%, to $2.0 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006. The increase was primarily due to an increase of $102,000 in compensation commensurate with annual salary increases and an $80,000 increase in fair market value costs related to our employee stock ownership plan.

Occupancy and equipment expense increased $68,000, or 15.2% to $516,000 for the three months ended March 31, 2007 from $448,000 for the three months ended March 31, 2006. The increase was primarily due to costs associated with non-capitalizable costs and lease expense related to build-outs of financial service centers in Bellflower, Harbor City, Los Angeles and Riverside that opened during the periods of March 2006 through July 2006 in addition to increased equipment maintenance expense.

Professional services increased $100,000 to $280,000 for the three months ended March 31, 2007 from $180,000 for the three months ended March 31, 2006. The increase in professional services was primarily due to increased audit costs as a result of complying with Sarbanes-Oxley and increased legal costs stemming from $1.0 million of commercial real estate loan participations that were serviced by U.S. Mortgage which filed for bankruptcy in December 2006.

Income Tax Expense. Income tax expense for the three months ended March 31, 2007 was $543,000 compared to $723,000 for the three months ended March 31, 2006. This decrease was primarily the result of lower pre-tax income of $1.7 million for the three months ended March 31, 2007 compared to $2.1 million for the three months ended March 31, 2006. The effective tax rate was 32.8% and 34.8% for the three months ended March 31, 2007 and 2006, respectively.

Comparison of Results of Operations for the Nine Months Ended March 31, 2007 and March 31, 2006.

General. Net income for the nine months ended March 31, 2007 was $3.6 million, an decrease of $158,000 or 4.2%, compared to $3.7 million for the nine months ended March 31, 2006. Earnings per basic and diluted common share were $0.26 for the nine months ended March 31, 2007 compared to $0.27 for nine months ended March 31, 2006. The change in net income resulted from the fluctuations described below.

Interest Income. Interest income increased by $4.3 million, or 16.3%, to $30.4 million for the nine months ended March 31, 2007 from $26.2 million for the nine months ended March 31, 2006. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $50.2 million, or 8.3%, from $602.5 million for the nine months ended March 31, 2006 to $652.7 million for the nine months ended March 31, 2007. The increase was primarily due to whole loan purchases of one-to-four family residential real estate loans. Interest income was also positively impacted by a 32 basis point increase in the average yield on loans receivable, from 5.33% for the nine months ended March 31, 2006 to 5.65% for the nine months ended March 31, 2007.

Interest income on securities decreased by $229,000 or 18.5%, to $1.0 million for the nine months ended March 31, 2007 from $1.2 million for the nine months ended March 31, 2006. The decrease resulted from a $11.7 million, or 25.4% decrease in the average balance of securities as a result of principal repayments. The decrease was partially offset by a 33 basis point increase in the average yield on the securities investment portfolio from 3.59% for the nine months ended March 31, 2006 to 3.92% for the nine months ended March 31, 2007.

Other interest income increased by $738,000 or 107.0% to $1.4 million for the nine months ended March 31, 2007 from $690,000 for the nine months ended March 31, 2006. The increase was attributable to an increase in the average balance of fed funds sold of $14.7 million or 94.4%, from $15.5 million for the nine months ended March 31, 2006 to $30.2 million for the nine months ended March 31, 2007. The increase in fed funds was attributable to deposit growth during the comparable periods. Interest income was also positively impacted by a 151 basis point increase in the average yield earned on fed funds sold, from 3.63% for the nine months ended March 31, 2006 to 5.14% for the nine months ended March 31, 2007. The increase was primarily attributable to increases in general market rates.

Interest Expense. Interest expense increased $4.4 million, or 35.4%, for the nine months ended March 31, 2007 to $17.0 million as compared to $12.5 million for the nine months ended March 31, 2006. The increase is primarily attributable to an increase in average deposits and FHLB advances, combined with higher interest rates. The average interest rates on interest-bearing liabilities increased 67 basis points to 3.60% for the nine months ended March 31, 2007 from 2.93% for the nine months ended March 31, 2006. Average interest-bearing liabilities increased $58.1 million or 10.2% to $627.0 million for the nine months ended March 31, 2007 from $568.9 million for the nine months ended March 31, 2006.

Net Interest Income. Net income before provision for loan losses decreased $167,000 or 1.2%, to $13.5 million for the three months ended March 31, 2007 from $13.7 million for the nine months ended March 31, 2006. The decline was attributable to continued compression in our net interest margin as a result of the inverted yield curve. As a result, the net interest margin decreased 22 basis points from 2.67% for the nine months ended March 31, 2006 to 2.45% for the three months ended March 31, 2007.

Provision for Loan Losses. Our provision for loan losses was $419,000 for the nine months ended March 31, 2007 compared to $488,000 for the nine months ended March 31, 2006. The decrease in provision is attributable to continued low levels of charge-offs, adjustments made for current peer ratios and changes in other economic factors affecting the loan loss analysis. The assumptions are based both on current industry and economic trends in addition to incurring no losses within our real estate portfolio since 1997. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $611,000, or 23.8%, to $3.2 million for the nine months ended March 31, 2007 from $2.6 million for the nine months ended March 31, 2006. The increase is primarily the result of a $358,000 reduction in the loss on our equity investment in a California Affordable Housing Program tax credit fund, a $128,000 increase in service charges and fees from customer service charges and a $106,000 increase in fee and transaction income related to the deployment of additional ATM’s.

Noninterest Expense. Our noninterest expense increased $886,000, or 8.9%, to $10.8 million for the nine months ended March 31, 2007 from $9.9 million for the nine months ended March 31, 2006. The increase was primarily due to a $309,000 increase in salaries and benefits, a $282,000 increase in occupancy and equipment expense, a $71,000 increase in ATM expense, a $76,000 increase in professional services and a $93,000 increase in other operating expense.

Salaries and benefits represented 53.1% and 54.8% of total noninterest expense for the nine months ended March 31, 2007 and March 31, 2006, respectively. Total salaries and benefits increased $309,000, or 5.7%, to $5.7 million for the nine months ended March 31, 2007 from $5.4 million for the nine months ended March 31, 2006. The increase was primarily due to an increase of $274,000 in compensation commensurate with annual salary increases, a $162,000 increase in fair market value costs related to our employee stock ownership plan offset by a $185,000 reduction in stock option expense and stock awards as a result of forfeitures.

Occupancy and equipment expense increased $282,000 to $1.5 million for the nine months ended March 31, 2007 from $1.3 million for the nine months ended March 31, 2006. The increase was primarily due to costs associated with non-capitalizable costs and lease expense related to build-outs of financial service centers in Bellflower, Harbor City, Los Angeles and Riverside opened during the periods of March 2006 through July 2006 in addition to increased equipment maintenance expense.

ATM expense increased $71,000 to $933,000 for the nine months ended March 31, 2007 from $862,000 for the nine months ended March 31, 2006. The increase was primarily due to deployment of additional ATM’s. At March 31, 2007, there were 52 ATM’s in service as compared to 37 ATM’s at March 31, 2006.

Professional services increased $76,000 to $636,000 for the nine months ended March 31, 2007 from $560,000 for the nine months ended March 31, 2006. The increase in professional services was primarily due to increased audit costs as a result of complying with Sarbanes-Oxley and increased legal costs stemming from $1.0 million of commercial real estate loan participations that were serviced by U.S. Mortgage which filed for bankruptcy in December 2006.

Other operating expense increased $93,000 to $1.1 million for the nine months ended March 31, 2007 from $1.0 million for the nine months ended March 31, 2006. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense was $1.9 million for the nine months ended March 31, 2007 compared to $2.1 million for the nine months ended March 31, 2006. The effective tax rate was 34.3% and 35.8% for the nine months ended March 31, 2007 and 2006, respectively. The effective tax rate decreased due to a certainty realized in one uncertain tax position taken by management.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2007, the total approved loan commitments unfunded amounted to $9.0 million, which includes the unadvanced portion of loans of $6.9 million.

Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at March 31, 2007, totaled $120.4 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2007, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $112.0 million. Kaiser Federal Bank’s credit limit with the Federal Home Loan Bank is limited to 40 percent of the Bank’s total assets.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at March 31, 2007. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$66,280	13.60%	$39,000	8.00%	$48,750	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	63,399	13.00	19,500	4.00	29,250	6.00
Tier 1 (core) capital (to adjusted tangible assets)	63,399	8.19	30,969	4.00	38,711	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. At March 31, 2007, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at December 31, 2006, which is the latest information available that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	December 31, 2006
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$50,811	$(30,894)	(38)%	7.12%	(355	)bp
+200 bp	63,278	(18,427)	(23)	8.64	(203)
+100 bp	74,126	(7,579)	(9)	9.87	(80)
0 bp	81,705	—	—	10.67	—
-100 bp	85,766	4,061	5	11.02	35
-200 bp	83,291	1,586	2	10.63	(4)

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2007, U.S. Mortgage converted its Chapter 11 bankruptcy to a Chapter 7 in the District Court of Nevada. U.S. Mortgage was responsible for servicing various commercial real estate participation loans totaling approximately $1 million for the Bank. Through this transition period, all servicing functions of U.S. Mortgage are being handled by the Bankruptcy Trustee.

During the course of these proceedings, U.S. Bank has asserted a claim against $500,000 of the $1 million being serviced by U.S. Mortgage. Kaiser Federal Bank is vigorously contesting this claim and believes it has the proper ownership interest in these loans. As a result, no significant material losses are expected at this time.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
1/1/07 – 1/31/07	45,000	$19.25	201,500	65,716
2/1/07 – 2/28/07	15,000	19.35	216,500	50,716
3/1/07 – 3/31/07	30,000	19.40	246,500	20,716

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

K-Fed Bancorp
Registrant

Date: May 9, 2007	/s/ Kay M. Hoveland
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2007	/s/ Kay M. Hoveland

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2007	/s/ Dustin Luton

Dustin Luton

Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 9, 2007	/s/ Kay M. Hoveland

Kay M. Hoveland

Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 9, 2007	/s/ Dustin Luton

Dustin Luton

Chief Financial Officer