Form 10-K
period 2007-06-30
K-FED BANCORP
filed 2007-09-13
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2007

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act. (Check one):
Large accelerated filer ☐                                                                           Accelerated filer ☒                                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity as of December 31, 2006 was $91.6 million. There were 13,948,945 shares of the registrant’s common stock, $.01 par value per share, outstanding at September 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
None.

K-FED BANCORP
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2007

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

K-Fed Mutual Holding Company is subject to regulation by the Office of Thrift Supervision. K-Fed Mutual Holding Company’s principal assets are its investment in K-Fed Bancorp and approximately $23,000 in cash. So long as K-Fed Mutual Holding Company is in existence, it will at all times own at least a majority of the outstanding common stock of K-Fed Bancorp.

At June 30, 2007, K-Fed Bancorp had total consolidated assets of $799.6 million, net loans of $699.1 million, deposits of $494.1 million and shareholders’ equity of $92.3 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We are headquartered in Covina, California, with branches in Pasadena, Bellflower, Harbor City, Los Angeles and Panorama City to serve Los Angeles County, branches in Fontana and Riverside to serve San Bernardino and Riverside Counties, and a branch in Santa Clara to serve Santa Clara County.

The Bank began operations as a credit union in 1953 initially serving the employees of the Kaiser Foundation Hospital in Los Angeles, California. As the Kaiser Permanente Medical Care Program evolved so did the credit union, and in 1972, it changed its name to Kaiser Permanente Federal Credit Union. The credit union grew to primarily serve Kaiser employees and physicians who worked or lived in California. The credit union serviced members with two branches, Pasadena and Santa Clara, and a network of ATMs primarily located in Kaiser medical centers. However, as a credit union, the credit union was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings association known as Kaiser Federal Bank which serves the general public as well as Kaiser Permanente employees.

Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and to a lesser extent, multi-family residential loans and commercial real estate loans. We also originate automobile and other consumer loans. Historically, we have not made commercial business loans or construction loans and have no current plans to do so.

Our revenues are derived principally from interest on loans and mortgage-backed and related securities. We also generate revenue from service charges and other income.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market areas of San Diego, Los Angeles, San Bernardino, Riverside, and Santa Clara Counties, in California.

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

Market Area

Our California market area provides a large, increasing base of potential customers with per capita income levels favorable to the national average. Los Angeles County’s economy has improved dramatically since the mid 1990’s as a result of extensive overhauling and restructuring of the region’s basic economic sectors. This base consists of a diversified mix of high-technology commercial endeavors, by-products of the defense related industries, which capitalized on the highly educated and skilled labor force. Emerging growth areas include telecommunications, electronics, computers, software and biomedical technologies as well as international trade. The western portion of San Bernardino and Riverside Counties are adjacent to higher housing cost areas of Los Angeles, Orange and San Diego Counties and are a magnet for new residents seeking affordable housing as well as many local business operations. Manufacturing, transportation and distribution companies provide thousands of jobs in this area. Santa Clara County is in the “Silicon Valley” where the per capita income exceeds the state and national average.

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

Lending Activities

General. We originate and purchase one- to four-family and multi-family residential loans and to a lesser extent we originate and purchase commercial real estate loans. We also originate consumer loans, primarily automobile loans. Our loans carry either a fixed or an adjustable rate of interest. Consumer loans are generally short term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. We also have loans in our portfolio that require only interest payments on a monthly basis. At June 30, 2007, our net loan portfolio totaled $699.1 million, which constituted 87.4% of our total assets. We underwrite each purchased loan in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing released to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs. We generally purchase these loans without recourse against the seller.

At June 30, 2007, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $9.7 million, or 15% of our unimpaired capital. At June 30, 2007, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2007 were as follows:  (1) one loan to a limited partnership totaling $5.2 million, secured by an industrial facility located in Riverside County; (2) two loans to an individual totaling $4.8 million, secured by a 38 unit multi-family property located in Orange County and a Medical office building located in Los Angeles County; (3) one loan to a limited partnership totaling $4.4 million, secured by six industrial buildings located in Los Angeles County;  (4) one loan to a corporation totaling $4.0 million, secured by an office building located in Orange County; and (5) two loans to an individual totaling $3.8 million, secured by a 10 unit multi-family property and a 33 unit multi-family property located in Los Angeles County.  At June 30, 2007, these loans were performing in accordance with their terms.

The following table presents information concerning the composition of Kaiser Federal Bank’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One- to four-family	$469,459	66.88%	$437,024	68.63%	$372,134	69.04%	$341,776	68.82%	$259,563	66.64%
Commercial	77,821	11.09	58,845	9.24	32,383	6.01	26,879	5.41	21,266	5.46
Multi-family	88,112	12.55	89,220	14.01	87,650	16.26	72,519	14.60	42,275	10.85
Total real estate loans	635,392	90.52	585,089	91.88	492,167	91.31	441,174	88.83	323,104	82.95

Other loans
Consumer:
Automobile	53,100	7.56	41,572	6.53	38,613	7.16	47,359	9.54	56,872	14.60
Home equity	1,446	0.21	1,787	0.28	601	0.11	437	0.08	664	0.17
Other	12,024	1.71	8,374	1.31	7,644	1.42	7,675	1.55	8,878	2.28
Total other loans	66,570	9.48	51,733	8.12	46,858	8.69	55,471	11.17	66,414	17.05

Total loans	701,962	100.00%	636,822	100.00%	539,025	100.00%	496,645	100.00%	389,518	100.00%

Less:
Net deferred loan originations fees	(134)		(202)		(32)		(332)		(354)
Net premiums on purchased loans	120		195		982		2,221		2,757
Allowance for loan losses	(2,805)		(2,722)		(2,408)		(2,328)		(2,281)
Total loans receivable, net	$699,143		$634,093		$537,567		$496,206		$389,640

The following table shows the composition of Kaiser Federal Bank’s loan portfolio by fixed and adjustable rate at the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED RATE	(Dollars in thousands)
Real Estate
One- to four-family	$348,798	49.69%	$258,918	40.66%	$133,854	24.83%	$82,104	16.53%	$72,798	18.69%
Total real estate loans	348,798	49.69	258,918	40.66	133,854	24.83	82,104	16.53	72,798	18.69

Other loans
Consumer:
Automobile	53,100	7.56	41,572	6.53	38,613	7.16	47,359	9.54	56,872	14.60
Other	11,115	1.58	7,424	1.17	6,666	1.24	6,459	1.30	7,530	1.93
Total other loans	64,215	9.14	48,996	7.70	45,279	8.40	53,818	10.84	64,402	16.53
Total fixed rate loans	413,013	58.83	307,914	48.36	179,133	33.23	135,922	27.37	137,200	35.22

ADJUSTABLE RATE
Real Estate
One- to four-family	120,661	17.19	178,106	27.96	238,280	44.21	259,672	52.29	186,765	47.95
Commercial	77,821	11.09	58,845	9.24	32,383	6.01	26,879	5.41	21,266	5.46
Multi-family	88,112	12.55	89,220	14.01	87,650	16.26	72,519	14.60	42,275	10.85
Total real estate loans	286,594	40.83	326,171	51.21	358,313	66.48	359,070	72.30	250,306	64.26

Other loans
Consumer:
Automobile	—	—	—	—	—	—	—	—	—	—
Home equity	1,446	0.21	1,787	0.28	601	0.11	437	0.09	664	0.17
Other	909	0.13	950	0.15	978	0.18	1,216	0.24	1,348	0.35
Total other loans	2,355	0.34	2,737	0.43	1,579	0.29	1,653	0.33	2,012	0.52
Total adjustable rate loans	288,948	41.16	328,908	51.64	359,892	66.77	360,723	72.63	252,318	64.78
Total loans	701,962	100.00%	636,822	100.00%	539,025	100.00%	496,645	100.00%	389,518	100.00%
Less:
Net deferred loan originations fees	(134)		(202)		(32)		(332)		(354)
Net premiums on purchased loans	120		195		982		2,221		2,757
Allowance for loan losses	(2,805)		(2,722)		(2,408)		(2,328)		(2,281)
Total loans receivable, net	$699,143		$634,093		$537,567		$496,206		$389,640

Loan Maturity. The following schedule illustrates certain information at June 30, 2007 regarding the dollar amount of loans maturing in Kaiser Federal Bank’s portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One- to Four-Family	Commercial	Multi-family	Automobile	Home Equity	Other	Total
	(In thousands)
At June 30, 2007
Within (1) year (1)	$—	$—	$37	$647	$1,446	$3,869	$5,999

After 1 year:
After 1 year through 3 years	156	—	—	9,609	—	422	10,187
After 3 year through 5 years	568	1,167	—	41,831	—	512	44,078
After 5 year through 10 years	5,711	70,045	2,332	1,013	—	7,221	86,322
After 10 year through 15 years	65,775	6,609	57,502	—	—	—	129,886
After 15 years	397,249	—	28,241	—	—	—	425,490
Total due after 1 year	469,459	77,821	88,075	52,453	—	8,155	695,963
Total	$469,459	$77,821	$88,112	$53,100	$1,446	$12,024	$701,962

(1) Includes demand loans and loans that have no stated maturity.

The following tables set forth the dollar amount of all loans due after June 30, 2008, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2008
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans
One- to four-family	$348,798	$120,661	$469,459
Commercial	─	77,821	77,821
Multi-family	─	88,075	88,075
Total real estate loans	348,798	286,557	635,355

Other Loans
Consumer
Automobile	52,453	─	52,453
Home equity	─	─	─
Other loans	8,155	─	8,155
Total other loans	60,608	─	60,608
Total loans	$409,406	$286,557	$695,963

One- to Four-Family Residential Lending. At June 30, 2007, one- to four-family residential mortgage loans totaled $469.5 million, or 66.9%, of our gross loan portfolio, of which $391.9 million or 83.5% were purchased from large mortgage originators. We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property. With respect to purchased loans, we underwrite each loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%. Properties securing our one- to four-family loans are generally appraised by independent state licensed fee appraisers approved by our board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. We currently retain in our portfolios all single-family loans we originate. We purchased $109.8 million in one- to four-family residential mortgage loans within the past fiscal year.

We currently originate one- to four-family mortgage loans on a fixed rate and adjustable rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable rate loans are tied to indices based on the one year London Inter Bank Offering Rate and U.S. Treasury securities adjusted to a constant maturity of one year. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our home mortgages are structured with a five to thirty year maturity, with amortizations up to a 30-year period. All of our one- to four-family loans originated or purchased are secured by properties located in California.

All our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The loans originated or purchased by us are underwritten and documented pursuant to our underwriting guidelines.

See “- Loan Originations, Purchases, Sales and Repayments.”  See “- Asset Quality - Non-Performing Assets” and “Asset Quality - Classified Assets.”

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The Company has not experienced significant delinquencies for these loans. However, the majority of these loans have been purchased or originated within the past three years. See “- Asset Quality – Non-Performing Assets” and “- Classified Assets.”  At June 30, 2007, our one- to four-family adjustable rate mortgage loan portfolio totaled $120.7 million, or 17.2% of our gross loan portfolio. At that date, the fixed rate one- to four-family mortgage loan portfolio totaled $348.8 million, or 49.7% of the Company’s gross loan portfolio.

In addition, the Company has purchased and originated interest-only mortgage loans. As of June 30, 2007, the Company’s one- to four-family interest-only mortgages loans totaled $100.4 million, or 14.3% of our gross loan portfolio.  As of June 30, 2007, our one-to-four-family portfolio also included $118.8 million of loans underwritten based upon stated income, all of which were purchased loans.  As of that date, $79.4 million were fixed rate loans and $39.4 million were adjustable rate loans.  A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. We have no plans to significantly increase the number of interest-only or stated income loans held in our loan portfolio at this time.

In 2005, we began to underwrite interest-only loans assuming a fully amortized payment and for adjustable rate loans we qualify the borrower based upon the rate that would apply upon the first interest rate adjustment.  An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term.  By imposing these additional underwriting standards we believe these loans should not present greater risk than other loans in our one-to four-family loan portfolio.

The following table describes certain risk characteristics of the Company’s one-to four-family non-conforming mortgage loans held for investment as of June 30, 2007:

	Outstanding Balance	Weighted-Average Credit Score(1)	Weighted Average LTV(2)	Weighted-Average Seasoning(3)
	(Dollars in thousands)

Interest-only	$ 100,424	737	70.89%	1.79 years
Stated income(4)	118,842	741	66.42%	2.06 years
Credit score less than or equal to 660	32,850	642	68.99%	2.03 years

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)
Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.  Included in interest-only loans are $42.4 million in stated-income loans.

Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At June 30, 2007, multi-family residential loans totaled $88.1 million, or 12.6%, of our gross loan portfolio.

Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. Our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted annually based upon the applicable index. Loan-to-value ratios on our multi-family residential loans generally do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize over a period of up to 30 years and have maximum maturity of 30 years. These loans are secured by properties located in California. We originate these loans through our staff. We retain some of the multi-family loans we originate, while selling participations in others to manage our exposure to any one borrower.

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

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. See “- Asset Quality - Non-Performing Assets.”

Commercial Real Estate Lending. We offer commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area and are both owner and non-owner occupied.  We originate commercial real estate loans through our own staff.  Generally, we do not purchase commercial real estate loans. At June 30, 2007, commercial real estate loans totaled $77.8 million, or 11.1% of our gross loan portfolio. Our largest commercial real estate loan at June 30, 2007 was a $5.2 million loan secured by an industrial facility located in Riverside County.

We originate only adjustable rate commercial real estate loans. The interest rate on these loans is tied to a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on our commercial real estate loans generally do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 30 years, have maturities of up to 15 years and carry prepayment penalties.

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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. See “- Asset Quality - Non-Performing Loans.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At June 30, 2007, our consumer loan portfolio, exclusive of automobile loans, totaled $13.5 million, or 1.9%, of our gross loan portfolio.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $53.1 million, or 7.6%, of our gross loan portfolio at June 30, 2007. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles (with an age limit of five years) and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision.  In addition, we have the right to force place insurance coverage in the event the required physical damage insurance on an automobile is not maintained by the borrower.  Nevertheless, there can be no assurance that each financed vehicle will continue to be covered by physical damage insurance provided by the borrower during the entire term which the related loan is outstanding.

Our primary focus when originating automobile loans is on the ability of the borrower to repay the loan rather than the value of the underlying collateral.  The amount financed by us is generally up to the full sales price of the financed vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts obtained in connection with the vehicle for financing.

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

Loan Originations, Purchases, Sales and Repayments

We originate loans through employees located at our offices. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers mortgage and loan brokers are also important sources of loan originations.

While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. We also purchase real estate whole loans as well as participation interests in real estate loans. From time to time, we have sold participation interests in some of our larger real estate loans. At June 30, 2007, our real estate loan portfolio totaled $635.4 million or 90.5% of the gross loan portfolio. Purchased real estate loans at June 30, 2007 totaled $406.5 million, or 64.0% of the real estate loan portfolio.  At June 30, 2006, our real estate loan portfolio totaled $585.1 million or 91.9% of the gross loan portfolio. Purchased real estate loans at June 30, 2006 totaled $386.9 million, or 66.1% of the real estate loan portfolio.

The following table shows the loan origination, purchase, sale and repayment activities of Kaiser Federal Bank for the periods indicated, and includes loans originated for both our own portfolio and for sale of participating interests.

	Year ended June 30,
	2007	2006		2005
	(In thousands)
Originations by type:
Adjustable rate:
Real estate-one to four-family	$2,399	$	─	$3,942
-commercial	23,432		32,154	6,200
-multi-family	13,740		14,771	17,750
Non-real estate – other consumer	3,542		5,694	4,445
Total adjustable rate	43,113		52,619	32,337

Fixed rate:
Real estate-one to four-family	20,574		14,238	10,446
Non-real estate - consumer automobile	35,654		26,318	18,453
- other consumer	11,841		8,591	8,617
Total fixed rate	68,069		49,147	37,516
Total loans originated	111,182		101,766	69,853

Purchases:
Adjustable rate:
Real estate- one to four-family	─		13,074	73,740
-commercial	─		─	3,993
-multi-family	─		2,430	10,152
Total adjustable rate	─		15,504	87,885

Fixed rate:
Real estate- one to four-family	109,830		145,771	62,825
Total fixed rate	109,830		145,771	62,825
Total loans purchased	109,830		161,275	150,710

Sales and repayments:
Sales and loan participations sold	─		─	─
Principal repayments	155,872		165,244	178,183
Total reductions	155,872		165,244	178,183
Decrease in other items, net	(90)		(1,271)	(1,019)
Net increase	$65,050		$96,526	$41,361

Asset Quality

We do not originate, purchase or hold in portfolio teaser option-ARM loans or negative amortizing loans.  We fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property.  At June 30, 2007, one- to four-family residential mortgage loans totaled $469.5 million, or 66.9%, of our gross loan portfolio of which $348.8 million were fixed rate and $120.7 million were adjustable rate loans.  Adjustable rate mortgages generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Beginning in 2005, we originated and purchased for portfolio more fixed rate loans than adjustable rate loans.  At June 30, 2005, one-to-four fixed rate loans totaled $133.9 million compared to $238.3 million in adjustable rate loans.  At June 30, 2006, one-to-four fixed rate loans totaled $258.9 million compared to $178.1 million in adjustable rate loans.  Although we have reduced the amount of adjustable rate loans held in portfolio, the company continues not to experience significant delinquencies for these loans.

For one- to four-family residential, multi-family and commercial real estate loans serviced by us, a delinquency notice is sent to the borrower when the loan is eight days past due. When the loan is 20 days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes 30 days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 10 days to bring the account current. Once the loan becomes 60 days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will turn over the account to the deed of trust trustee with instructions to initiate foreclosure.

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At June 30, 2007
Real estate loans:
One- to four-family	—	$—	2	$1,115	2	$1,115
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

At June 30, 2006
Real estate loans:
One- to four-family	2	$383	—	$—	2	$383
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	8	108	7	57	15	165
Home equity	—	—	—	—	—	—
Other	3	3	6	10	9	13
Total loans	13	$494	13	$67	26	$561

At June 30, 2005
Real estate loans:
One- to four-family	—	$—	2	$757	2	$757
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	6	50	2	28	8	78
Home equity	—	—	—	—	—	—
Other	10	10	1	2	11	12
Total loans	16	$60	5	$787	21	$847

At June 30, 2004
Real estate loans:
One- to four-family	—	$—	—	$—	—	$—
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	40	502	9	79	49	581
Home equity	—	—	—	—	—	—
Other	97	93	2	3	99	96
Total loans	137	$595	11	$82	148	$677

At June 30, 2003
Real estate loans:
One- to four-family	—	$—	—	$—	—	$—
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	129	1	13	8	137
Home equity	—	—	—	—	—	—
Other	60	92	3	13	63	105
Total loans	67	$221	4	$26	71	$242

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  Interest is not accrued on loans greater than 90 days or more delinquent. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,115	$—	$757	$—	$—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Other loans:
Automobile	19	57	28	79	13
Home Equity	—	—	—	—	—
Other	7	10	2	3	13
Total	1,141	67	787	82	26

Real estate owned and Repossessed assets:
Real estate loans:
One- to four-family	238	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Other loans:
Automobile	74	69	35	62	26
Home equity	—	—	—	—	—
Other	—	—	—	—	—
Total	312	69	35	62	26

Total non-performing assets	$1,453	$136	$822	$144	$52

Non-performing loans to total loans (1)	0.16%	0.01%	0.15%	0.02%	0.01%

Non-performing assets to total assets	0.18%	0.02%	0.13%	0.02%	0.01%

Non-accrued interest (2)	$17	$1	$25	$4	$1

(1) Total loans are net of deferred fees and costs
(2) If interest on the loans classified as non-performing had been accrued, interest income in these amounts would have been accrued.

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

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 6.2% of our equity capital and 0.7% of our total assets at June 30, 2007.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2007	2006	2005
	(In thousands)
Classified Assets:
Loss	$58	$90	$45
Doubtful	670	1,321	1,375
Substandard	2,010	1,134	1,459
Special Mention	3,495	2,497	1,793
Total	$6,233	$5,042	$4,672

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

At June 30, 2007, our allowance for loan losses was $2.8 million or 0.4% of the total loan portfolio and 245.8% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is at an amount that will absorb probable incurred loan losses inherent in our loan portfolios.

The following sets forth an analysis of our allowance for loan losses.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$2,722	$2,408	$2,328	$2,281	$1,744

Charge-offs:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer – automobile	676	547	500	675	842
Consumer – other	92	33	48	62	58
	768	580	548	737	900
Recoveries:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer – automobile	312	234	203	279	296
Consumer – other	10	8	19	22	17
	322	242	222	301	313

Net charge-offs	446	338	326	436	587

Provision for losses	529	652	406	483	1,124

Balance at end of period	$2,805	$2,722	$2,408	$2,328	$2,281

Net charge-offs to average loans during this period (1)	0.07%	0.06%	0.06%	0.11%	0.19%

Net charge-offs to average non-performing loans during this period	47.90%	73.04%	112.37%	807.41%	715.85%

Allowance for loan losses to non-performing loans	245.84%	4,062.69%	305.97%	2,839.02%	8,773.08%

Allowance as a percent of total loans (end of period) (1)	0.40%	0.43%	0.45%	0.47%	0.58%

(1) Total loans are net of deferred fees and costs.

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	At June 30,
	2007	2006			2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,626	66.88%	1,322	68.63%	$1,037	69.04%	$932	68.82%	$703	66.64%
Commercial	73	11.09	54	9.24	40	6.01	99	5.41	82	5.46
Multi-family	114	12.55	123	14.01	155	16.26	232	14.60	132	10.85
Other loans:
Automobile	922	7.56	1,184	6.53	1,143	7.16	1,008	9.54	1,289	14.60
Home equity	1.21		2.28		1.11		1.08		2.17
Other	69	1.71	37	1.31	32	1.42	56	1.55	73	2.28
Total allowance for loan losses	$2,805	100.00%	2,722	100.00%	$2,408	100.00%	$2,328	100.00%	$2,281	100.00%

Investment Activities

General. We are required by federal regulations to maintain an amount of liquid assets in order to meet our liquidity needs. These assets consist of certain specified securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Capital Resources and Commitments.”  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

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

The current structure of our investment portfolio provides liquidity when loan demand is high, assists in maintaining earnings when loan demand is low and maximizes earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Asset and Liability Management and Market Risk.”

At June 30, 2007, our investment portfolio totaled $34.7 million and consisted principally of investment grade collateralized mortgage obligations, mortgage-backed securities, and U.S. government agency and government sponsored entity bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities.

The following table sets forth the composition of our investment portfolio at the dates Indicated.

	At June 30,
	2007		2006		2005
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Securities available-for-sale:	(Dollars in thousands)
Securities
U.S. government and government sponsored entity bonds	$2,994	8.63%	$5,392	14.96%	$10,864	21.87%
Mortgage-backed securities:
Freddie Mac	4,827	13.92	5,897	16.37	7,984	16.07
Collateralized mortgage obligations:
Freddie Mac	5,758	16.61	—	—	—	—
Total securities available-for-sale	$13,579	39.16%	$11,289	31.33%	$18,848	37.94%
Securities held-to-maturity:
Securities
U.S. government and government sponsored entity bonds	$12,000	34.61%	$12,000	33.31%	$10,000	20.13%
Mortgage-backed securities:
Fannie Mae	303	0.87	408	1.13	541	1.09
Freddie Mac	217	0.63	269	0.75	335	0.67
Ginnie Mae	146	0.42	168	0.47	250	0.50
Collateralized mortgage obligations:
Fannie Mae	2,747	7.92	3,372	9.36	4,617	9.29
Freddie Mac	4,926	14.21	7,197	19.98	12,570	25.30
Ginnie Mae	757	2.18	1,324	3.67	2,521	5.08
Total securities held-to-maturity	$21,096	60.84%	$24,738	68.67%	$30,834	62.06%

Total securities	$34,675	100.00%	$36,027	100.00%	$49,682	100.00%

Other earning assets:
Interest-bearing deposits in other financial institutions	$2,970	10.39%	$9,010	24.97%	$9,010	38.57%
Fed Funds	15,750	55.09	18,335	50.80	10,325	44.20
FHLB stock	9,870	34.52	8,746	24.23	4,027	17.23
Total other earning assets	$28,590	100.00%	$36,091	100.00%	$23,362	100.00%

Total securities and other earning assets	$63,265		$72,118		$73,044

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
Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2007 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Securities
U.S. government and government sponsored entity bonds	$—	—%	$3,000	5.30%	$—	—%	$—	—%	$3,000	$2,994	5.30%
Mortgage-backed securities:
Freddie Mac	—	—	3,836	3.26	1,130	3.86	—	—	4,966	4,827	3.40
Collateralized mortgage obligations
Freddie Mac	—	—	—	—	—	—	5,827	5.37	5,827	5,758	5.37
Total securities available-for-sale	$—	—%	$6,836	4.16%	$1,130	3.86%	$5,827	5.37%	$13,793	$13,579	4.65%

Securities held-to-maturity:
Securities
U.S. government and government sponsored entity bonds	$12,000	3.83%	$—	—%	$—	—%	$—	—%	$12,000	$11,930	3.83%
Mortgage-backed securities:
Fannie Mae	—	—	—	—	—	—	303	6.44	303	304	6.44
Freddie Mac	—	—	—	—	—	—	217	5.65	217	216	5.65
Ginnie Mae	—	—	—	—	—	—	146	6.05	146	146	6.05
Collateralized mortgage obligations
Fannie Mae	—	—	—	—	—	—	2,747	4.56	2,747	2,621	4.56
Freddie Mac	—	—	—	—	—	—	4,926	4.72	4,926	4,570	4.72
Ginnie Mae	—	—	—	—	—	—	757	3.45	757	727	3.45
Total securities held-to-maturity	—	—	—	—	—	—	9,096	4.67	21,096	20,514	4.19

Total securities	$12,000	3.83%	$6,836	4.16%	$1,130	3.86%	$14,923	4.94%	$34,889	$34,093	4.37%

Interest Earning Deposits in Other Financial Institutions. Interest earning deposits in other financial institutions consists of certificates of deposit placed with multiple federally insured financial institutions in amounts that do not exceed the insurable limit of $100,000. These deposits are used as short-term investments as part of our overall asset/liability management. These certificates of deposit had a weighted-average yield of 3.4% and an average remaining life of four months at June 30, 2007.

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank of San Francisco. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $9.9 million and had a weighted-average-yield of 5.3% for the year ended June 30, 2007. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

Equity Investment. At June 30, 2007, we also had an investment in an affordable housing fund totaling $2.1 million with a commitment to fund an additional $193,000 for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by Kaiser Federal Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  At June 30, 2007, the cash surrender value was $11.0 million.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2007, 39.5% of the dollars our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California.  Our ATM’s are located in branches and near Kaiser Permanente Medical Centers.  We currently do not accept brokered deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended June 30,
	2007	2006		2005
	(Dollars in thousands)

Opening balance	$463,454	$475,792		$422,953
Acquired deposits(1)	—	—		61,177
Deposits, net of withdrawals	15,752	(23,721)		(17,204)
Interest credited	14,922	11,383		8,866
Ending balance	$494,128	$463,454		$475,792

Net increase (decrease)	$30,674	$(12,338)		$52,839

Percent increase(decrease)	6.6%	(2.6	) %	12.5%

(1) In September 2004, the Bank acquired the Panorama City Branch of Pan American Bank.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$43,169	8.74%	$43,137	9.31%	$43,744	9.19%

Savings	136,643	27.65	91,199	19.68	99,730	20.96

Money Market	75,599	15.30	110,987	23.95	107,080	22.51

Certificates of deposit:
1.00% - 1.99%	13.01		55.01		7,139	1.50
2.00% - 2.99%	939.19		4,911	1.06	49,332	10.37
3.00% - 3.99%	21,256	4.30	54,679	11.80	93,291	19.61
4.00% - 4.99%	119,952	24.27	150,843	32.54	55,168	11.59
5.00% - 5.99%	96,557	19.54	7,643	1.65	9,148	1.92
6.00% - 6.99%	—	—	—	—	5,021	1.06
7.00% - 7.99%	—	—	—	—	6,139	1.29
Total Certificates of Deposit	238,717	48.31	218,131	47.06	225,238	47.34
Total	$494,128	100.00%	$463,454	100.00%	$475,792	100.00%

The following table indicates the amount of Kaiser Federal Bank’s certificates of deposit by time remaining until maturity as of June 30, 2007.

	Less than or equal to one year	More than one to two years	More than two to three years	More than three to four years	More than four years	Total
	(Dollars in thousands)
1.00% - 1.99%	$13	$—	$—	$—	$—	$13
2.00% - 2.99%	913	26	—	—	—	939
3.00% - 3.99%	9,256	9,308	2,061	522	109	21,256
4.00% - 4.99%	74,834	10,811	17,886	12,883	3,538	119,952
5.00% - 5.99%	89,722	321	92	300	6,122	96,557
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—
	$174,738	$20,466	$20,039	$13,705	$9,769	$238,717

As of June 30, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $93.5 million.  At June 30, 2006, the amount of such deposits was $74.7 million.  The following table sets forth the maturity of those certificates as of June 30, 2007.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$16,161
Over three through six months	28,285
Over six through twelve months	22,270
Over twelve months	26,831
Total	$93,547

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

We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2007, we had $210.0 million in Federal Home Loan Bank advances outstanding.

The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Balance at end of period	$210,016	$179,948	$70,777

Average balance outstanding	189,217	148,408	60,354

Maximum month-end balance	210,016	179,948	90,444

Weighted average interest rate during the period	4.37%	4.14%	3.35%

Weighted average interest rate at end of period	4.44%	4.20%	3.40%

Employees

At June 30, 2007, we had a total of 83 full-time employees and 15 part-time employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

Waivers of Dividends by K-Fed Mututal Holding Company. Office of Thrift Supervision regulations require K-Fed Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from K-Fed Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company provides the OTS with written notice of its intent to waive its right to receive dividends 30 days prior to the proposed date of payment of the dividend, and the OTS does not object. The OTS shall not object to a notice of intent to waive dividends if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the board of directors of the mutual holding company expressly determines that waiver of the dividend by the mutual holding company is consistent with the directors’ fiduciary duties to the mutual members of such company. The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form.  K-Fed Mutual Holding Company waived its right to receive dividends paid by K-Fed Bancorp during the year ended June 30, 2007 and we anticipate that K-Fed Mutual Holding Company will waive future dividends paid by K-Fed Bancorp, if any.

Conversion of K-Fed Mutual Holding Company to Stock Form. The Office of Thrift Supervision regulations permit K-Fed Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). See Note 21 to the Consolidated Financial Statements for information regarding K-Fed Mutual Holding Company’s proposed Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to K-Fed Bancorp (the “New Holding Company”), K-Fed Mutual Holding Company’s corporate existence would end, and certain depositors of Kaiser Federal Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than K-Fed Mutual Holding Company (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in K-Fed Bancorp immediately prior to the Conversion Transaction (exclusive of any new purchases by the Minority Stockholders). Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), if K-Fed Mutual Holding Company converts to stock form.

A Conversion Transaction requires the approval of the Office of Thrift Supervision as well as a majority of the votes eligible to be cast by the members of K-Fed Mutual Holding Company and a majority of the votes eligible to be cast by the stockholders of K-Fed Bancorp other than K-Fed Mutual Holding Company.

Kaiser Federal Bank

General. As a federally chartered savings association, Kaiser Federal Bank is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Kaiser Federal Bank also is a member of, and owns stock in, the Federal Home Loan Bank of San Francisco, which is one of the 12 regional banks in the Federal Home Loan Bank System.  Kaiser Federal Bank also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines Kaiser Federal Bank and prepares reports for consideration by our Board of Directors on any operating deficiencies.  Kaiser Federal Bank’s relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.  Any change in these laws or regulations, or in regulatory policy, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on our business, financial condition or operations.

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Kaiser Federal Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets subject to applicable limits.  Kaiser Federal Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Kaiser Federal Bank directly, including real estate investment, securities brokerage and insurance agency services subject to applicable registration and licensing requirements.

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, not in excess of 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2007, Kaiser Federal Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test.  As a federal savings association, Kaiser Federal Bank is subject to the qualified thrift lender, or “QTL,” test.  Under the QTL test, Kaiser Federal Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Kaiser Federal Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At June 30, 2007, Kaiser Federal Bank maintained 87.4% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions.  Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account.  A savings association must file an application with the Office of Thrift Supervision for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of

Thrift Supervision- imposed condition; or

●	the savings association is not eligible for expedited treatment of its filings.

●
Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

●	The Office of Thrift Supervision may disapprove a notice or application if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a continuing responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate- income neighborhoods.  In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Kaiser Federal Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.  The Community

 Reinvestment Act requires all FDIC-insured institutions to publicly disclose their rating.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution.  K-Fed Bancorp and its non-savings institution subsidiaries will be affiliates of Kaiser Federal Bank.  In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association.  In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Kaiser Federal Bank’s authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board and regulations of the Office of Thrift Supervision. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kaiser Federal Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Kaiser Federal Bank’s Board of Directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement actions against all “institution- affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings association, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association.  If action is not taken by the Director of the Office of Thrift Supervision, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If the institution fails to submit an acceptable plan or implement an accepted compliance plan, the agency may take further enforcement action against the institution, including the issuance of a cease and desist order or the imposition of civil money penalties.

Capital Requirements.  Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available -for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

In assessing an association’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.  Kaiser Federal Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Kaiser Federal Bank’s risk profile.  At June 30, 2007, Kaiser Federal Bank exceeded each of its capital requirements.

The Office of Thrift Supervision and other federal banking agencies risk-based capital standards also take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The Office of Thrift Supervision monitors the interest rate risk of individual institutions through the Office of Thrift Supervision requirements for interest rate risk management, the ability of the Office of Thrift Supervision to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

The Office of Thrift Supervision continues to monitor the interest rate risk of individual institutions through analysis of the change in net portfolio value.  Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth.  The Office of Thrift Supervision has also used this net portfolio value analysis as part of its evaluation of certain applications or notices submitted by savings banks.  The Office of Thrift Supervision, through its general oversight of the safety and soundness of savings associations, retains the right to  impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the Office of Thrift Supervision regarding net portfolio value analysis.  The Office of

Thrift Supervision has not imposed any such requirements on Kaiser Federal Bank.

At June 30, 2007, Kaiser Federal Bank’s capital exceeded all applicable requirements.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8%total risk-based capital);

●	undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

●	significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); or

●	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” or is deemed to have notice and the plan must be guaranteed by any parent holding company.  The aggregate liability of a parent holding company is limited to the lesser of:

●	an amount equal to 5% of the savings association’s total assets at the time it became "undercapitalized"; and

●
the amount that is necessary (or would have been necessary) to bring the association into compliance with all capital standards applicable with respect to such association as of the time it fails to comply withy a capital restoration plan.

If a savings association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.”  In addition, numerous mandatory supervisory restrictions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At June 30, 2007, Kaiser Federal Bank met the criteria for being considered “well-capitalized.”

Deposit Insurance.  Kaiser Federal Bank is a member of the Deposit Insurance Fund, maintained by the FDIC, and Kaiser Federal Bank pays its deposit insurance assessments to the Deposit Insurance Fund.  The Deposit Insurance Fund was formed on March 31, 2006 following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Fund Act”).  In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the FDIC greater flexibility in establishing the required reserve ratio.  In its regulations implementing the Deposit Insurance Fund Act, the FDIC has set the current annual designated reserve ratio for the Deposit Insurance Fund at 1.25%.

In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium.  The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund.  Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment).  Each risk category is assigned an assessment rate.  Assessment rates currently range from .05% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns).  The FDIC is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund.  The Kaiser Federal Bank assessment rate at June 30, 2007 was .05% per $100 of deposits.  Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Kaiser Federal Bank.

In addition, all FDIC -insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  At June 30, 2007, the FDIC assessed Deposit Insurance Fund- insured deposits 1.22 (0.122%) basis points per $100 of deposits to cover those obligations.  The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund.  This obligation will continue until the Financing Corporation bonds mature in 2017.

Assessments.  The Office of Thrift Supervision charges assessments to recover the cost of examining federal savings associations and their affiliates.  These assessments are based on three components: (i) the size of the institution on which the basic assessment is based; (ii) the institution’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and (iii) the complexity of the institution’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings institution that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.

The Office of Thrift Supervision also assesses fees against savings and loan holding companies, such as K-Fed Bancorp.  The Office of Thrift Supervision semi-annual assessment for savings and loan holding companies includes a $3,000 base assessment with an additional assessment based on the holding company’s risk or complexity, organizational form and condition.

Prohibitions Against Tying Arrangements.  Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the savings association or its affiliates or not obtain services of a competitor of the savings association.

Federal Home Loan Bank System.  Kaiser Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks each of which is subject to regulation and supervision of the Federal Housing Finance Board.  The Federal Home Loan Bank

 System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks.  It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.  All long-term advances are required to provide funds for residential home financing.  The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances.  As a member of the Federal Home Loan Bank of San Fransico, Kaiser Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of June 30, 2007, Kaiser Federal Bank was in compliance with this requirement.

Federal Reserve System

Institutions must maintain a reserve of 3% against aggregate transaction accounts between $7.8 million and $48.3 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $48.3 million.  The first $7.8 million of otherwise reservable balances is exempt from the reserve requirements.  Kaiser Federal Bank is in compliance with the foregoing requirements.  Because required reserves must be maintained in the form of either vault cash, a non- interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Kaiser Federal Bank’s interest-earning assets.  At June 30, 2007, Kaiser Federal Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or the USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including federal savings associations, like Kaiser Federal Bank.  These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

Kaiser Federal Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Privacy Requirements of the Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States.  Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties.  Specifically, the Gramm- Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Sarbanes-Oxley Act of 2002

As a public company, K-Fed Bancorp is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

●	the creation of an independent accounting oversight board;

●	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

●	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

●
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

●
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

●	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

●	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

●	requirement that companies disclose whether at least one member of the committee is a

“financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

●	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

●	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

●	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

●	mandatory disclosure by analysts of potential conflicts of interest; and

●	a range of enhanced penalties for fraud and other violations.

Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley).  The prohibition, however, does not apply to loans made by an insured depository institution, such as Kaiser Federal Bank, that are subject to the insider lending restrictions of Regulation O of the Federal Reserve Board.

Federal Securities Laws

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

TAXATION

Federal Taxation

General.  K-Fed Bancorp and Kaiser Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of taxation is intended only to summarize pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to K-Fed Bancorp or Kaiser Federal Bank.  Neither K-Fed Bancorp nor Kaiser Federal Bank’s federal income tax returns have ever been audited by the Internal Revenue Service.

Method of Accounting.  For federal income tax purposes, K-Fed Bancorp and Kaiser Federal Bank currently reports their income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30, for filing their federal income tax returns.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At June 30, 2007, Kaiser Federal

 Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  K-Fed Bancorp may eliminate from its income dividends received from Kaiser Federal Bank as a wholly owned subsidiary of K-Fed Bancorp if it elects to file a consolidated return with Kaiser Federal Bank.  The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from coporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

K-Fed Bancorp and Kaiser Federal Bank are subject to the California Corporate (Franchise) tax which is assessed at the rate of 10.84%.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in California law.

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

The Current Interest Rate Environment Has Had And Can Have An Adverse Effect On Our Net Interest Income.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expenses and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.

A substantial percentage of our interest-earning assets, such as residential mortgage loans, have longer maturities than our interest-bearing liabilities, which consist primarily of deposits and borrowings.  As a result, our net interest income is adversely affected if the average cost of our interest-bearing liabilities increases more rapidly than the average yield on our interest-earning assets.

Long-term interest rates are generally higher than short-term interest rates.  In the past few years, however, the difference between long-term rates and short-term rates has narrowed from historical levels, placing pressure on our net interest income.  Our average net interest rate spread (the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased to 1.87% for the year ended June 30, 2007 from 2.17% and 2.48% for the years ended June 30, 2006 and 2005, respectively, and our net interest margin (net interest income as a percent of average interest-earning assets) decreased to 2.43% for the year ended June 30, 2007 from 2.66% and 2.93% for the years ended June 30, 2006 and 2005, respectively.  We expect that our net interest rate spread and net interest margin will continue to be compressed in the current interest rate environment, which will have a negative effect on our profitability.

Our Loan Portfolio Possesses Increased Risk Due To Our Level Of Multi-Family Real Estate, Commercial Real Estate And Consumer Loans Which Could Increase Our Level Of Provision For Loan Losses.

Our outstanding multi-family real estate, commercial real estate and consumer loans accounted for 33.1% of our total loan portfolio as of June 30, 2007.  Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one- to four-family, owner occupied residential properties.  These loans have higher risks than permanent loans secured by residential real estate for the following reasons:

•
Multi-Family Real Estate Loans.  These loans are underwritten on the income producing potential of the property, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•
Commercial Real Estate Loans.  These loans are underwritten on the income producing potential of the property, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•
Consumer Loans.  Consumer loans (such as automobile loans) are collateralized, if at all, by assets that may not provide adequate source of repayment of the loan due to depreciation, damage or loss.  As a result, consumer loan collections are dependent on the borrower continuing financial stability and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Management plans to increase emphasis on higher yielding products such as multi-family and commercial real estate loans, while maintaining a moderate growth of one- to four-family residential real estate loans.  As such, management may determine it necessary to increase the level of provision for loan losses.  Increased provisions for loan losses could negatively affect our results of operation.

Future Changes in Interest Rates Could Reduce Our Net Interest Income.

To be profitable, we must earn more money in interest received on loans and investments than what we pay in interest to depositors and lenders.  The Federal Reserve Board increased the targeted Federal Funds Rate four times during calendar year 2006 from 4.25% to 5.25%, with all increases occurring during the first six months of 2006. The targeted Federal Funds Rate has a direct correlation to general rates of interest, including our interest-bearing deposits.  Kaiser Federal Bank’s mix of asset and liabilities are considered to be sensitive to interest rate changes. Accordingly, if short-term interest rates continue to rise, net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities.  In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities.  However, in a declining rate environment, we may be susceptible to the prepayment or refinancing of high rate loans, which could reduce net interest income.

We Purchase A Large Percentage Of Our Real Estate Mortgage Loans From Third Parties And Our Net Income Would Be Negatively Affected If We Are Unable To Continue To Purchase These Loans.

We have purchased without recourse a substantial number of our one- to four-family real estate mortgage loans from large third party originators since 2001. Purchased real estate loans, as of June 30, 2007, were $391.9 million or 83.5% of our $469.5 million one- to four-family real estate mortgage loan portfolio.  All of our real estate loans are secured by properties located in the State of California.  We purchase these loans, with servicing retained by the seller, in order to increase our net interest income. We avoid the costs of additional origination staff and infrastructure and thus increase the profitability from these loans.  We review each loan to ensure that it meets our own underwriting standards before making any commitment to purchase the loan.  Should we be unable to purchase loans from these third party originators in the future due to pricing considerations, loan quality or acceptable sellers, among other factors, our ability to originate residential mortgage loans may be disrupted unless we are able to find suitable replacements or have the capability to produce a greater volume of mortgage originations through our lending staff. A disruption to our residential mortgage lending program may negatively impact our net income.

Our Loan Portfolio Possesses Increased Risk Due To Its Rapid Expansion, Unseasoned Nature And Amount Of Nonconforming Loans.

From June 30, 2003 to June 30, 2007, our loan portfolio has grown by $309.5 million or 79.4%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned and may not have had sufficient time to perform to properly indicate the potential magnitude of losses. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment that causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of the repricing. A significant portion of our one- to four-family residential loans are non-conforming to secondary market requirements, due mainly to the large loan size or loan terms, and are therefore, not saleable to Freddie Mac or Fannie Mae.  At June 30, 2007, about 40.9% of our one- to four-family loan portfolio consisted of loans that were considered nonconforming due to loan size.

As of June 30, 2007, we held in portfolio approximately $100.4 million in one-to four-family interest-only mortgage loans.  This amount represents 14.3% of our gross loan portfolio, with $54.4 million of that amount comprised of adjustable rate loans.  The interest rate on these loans are initially fixed for three, five or seven year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term. Since 2005, we have originated or purchased interest-only loans on the basis that the loan is fully amortizing and for an adjustable rate loan by qualifying the borrower based upon the rate that would apply upon the first interest rate adjustment. We have also purchased loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans.  At June 30, 2007, we had $79.4 million in fixed rate stated income loans and $39.4 million in adjustable rate stated income loans.

Non-conforming one- to four-family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of provision expense.  For example, if the interest rate adjustment results in the borrower being unable to make higher payments of both interest and principal or to refinance the loan, we would be required to initiate collection efforts including foreclosure in order to protect our investment.  Although we have not experienced such increased delinquencies or foreclosures in the current economy, there can be no assurance that our nonconforming loan portfolio would not be adversely affected in the event of a downturn in regional or national economic conditions.  In addition, there can be no assurance, that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan loss expense.

If The Allowance For Loan Losses Is Not Sufficient To Cover Actual Losses, Net Income May Be Negatively Affected.

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loans losses, management reviews the loan portfolio and Kaiser Federal Bank’s historical loss and delinquency experience, as well as overall economic conditions. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by the Office of Thrift Supervision, who may disagree with the allowance and require us to increase such amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2007, our allowance for loan losses was $2.8 million, or 0.40% of total loans and 245.84% of non-performing loans.

We Depend On Our Management Team To Implement Our Business Strategy And Execute Successful Operations And We Could Be Harmed By The Loss Of Their Services.

We are dependent upon the services of our senior management team.  Our strategy and operations are directed by the senior management team. Currently, neither our president and chief executive officer nor our three other executive officers have employment agreements with Kaiser Federal Bank. Any loss of the services of the president and chief executive officer or other members of the management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets.

Strong Competition In Our Primary Market Area May Reduce Our Ability To Attract And Retain Deposits And Also May Increase Our Cost of Funds.

We operate in a very competitive market for the attraction of deposits, the primary source of our funding.  Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas.  In recent years competition has also come from institutions that largely deliver their services over the internet.  Such competitors have the competitive advantage of lower infrastructure costs.  Particularly in times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  During periods of regularly increasing interest rates, competition for interest bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Kaiser Federal Bank incurs a higher cost of funds in an effort to attract and retain customer deposits.  We strive to grow our lower cost deposits, such as non-interest bearing checking accounts, in order to reduce our cost of funds.

Strong Competition In Our Primary Market Area May Reduce Our Ability To Obtain Loans And Also Decrease Our Yield On Loans.

We are located in a competitive market that affects our ability to obtain loans through origination or purchase as well as originating them at rates that provide an attractive yield.  Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions.  Internet based lenders have also become a greater competitive factor in recent years.  Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

If Economic Conditions Deteriorate In Our Primary Market Of Southern California, Our Results Of Operations And Financial Condition Could Be Adversely Impacted As Borrowers’ Ability To Repay Loans Declines And The Value Of The Collateral Securing Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and California state governments and other significant external events.  As of June 30, 2007, 66.9% or $469.5 million of our loan portfolio consisted of loans secured by one- to four-family residences.  All our loans are secured by real estate located in California.  Decreases in California real estate values have adversely affected the value of property used as collateral.  In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

We Operate In A Highly Regulated Environment And May Be Adversely Affected By Changes In Laws And Regulations.

Kaiser Federal Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, which insures Kaiser Federal Bank’s deposits.  As a thrift holding company, we are subject to regulation and supervision by the Office of Thrift Supervision.  Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Kaiser Federal Bank and K-Fed Bancorp or its successor.

Kaiser Federal Bank’s operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on operations.  These laws, rules and regulations are frequently changed by legislative and regulatory authorities.  There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the business, financial condition or prospects.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2007, we had three full service offices and six financial service centers. Our financial service centers provide all the same services as a full service office except they do not dispense cash, but cash is available from an ATM located on site. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $2.7 million at June 30, 2007.

The following table provides a list of our main and branch offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2007 (In thousands)

HOME AND EXECUTIVE OFFICE
1359 North Grand Avenue Covina, CA 91724	Leased	April 2010	$65,645

BRANCH OFFICES:
252 South Lake Avenue Pasadena, CA 91101	Leased	May 2015	$46,396

3375 Scott Boulevard, Suite 312 Santa Clara, CA 95054	Leased	May 2009	$55,455

9844 Sierra Avenue, Suite A Fontana, CA 92335	Leased	September 2011	$41,041

8501 Van Nuys Boulevard Panorama City, CA 91402	Leased	March 2011	$116,009

10105 Rosecrans Avenue Bellflower, CA 90706	Leased	March 2011	$46,698

26640 Western Avenue, Suite N Harbor City, CA 90170	Leased	February 2011	$22,047

1110 N. Virgil Avenue Los Angeles, CA 90029	Leased	March 31, 2011	$66,480

11810 Pierce Street, Suite 150 Riverside, CA 92505	Owned	n/a	$34,357

We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and K-Fed Bancorp.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2007 was $743,000.

Item 3. Legal Proceedings

In March 2007, U.S. Mortgage converted its Chapter 11 bankruptcy proceeding to a Chapter 7 in the District Court of Nevada. U.S. Mortgage was responsible for servicing various commercial real estate participation loans totaling approximately $1.0 million that Kaiser Federal Bank purchased from the company. Through this transition period, all servicing functions of U.S. Mortgage are being handled by the Bankruptcy Trustee.

During the course of these proceedings, U.S. Bank has asserted a claim against $1.0 million in loan principal being serviced by U.S. Mortgage on the basis that U.S. Bank has a priority right to the funds. Kaiser Federal Bank is vigorously contesting this claim and believes it has the priority ownership interest in these loans.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “KFED.” K-Fed Mutual Holding Company owns 8,861,750 shares, or 63.5% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of June 30, 2007 was 2,436.  Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the two fiscal years ended June 30, 2007 and June 30, 2006. The Company began trading on the NASDAQ Stock Market on March 31, 2004. The following information was provided by the NASDAQ Stock Market.

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2007
Quarter ended September 30, 2006	$16.09	$14.25	$0.09
Quarter ended December 31, 2006	$19.25	$16.09	$0.10
Quarter ended March 31, 2007	$20.05	$18.45	$0.10
Quarter ended June 30, 2007	$19.70	$14.51	$0.10

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2006
Quarter ended September 30, 2005	$13.04	$12.13	$0.06
Quarter ended December 31, 2005	$12.54	$11.88	$0.07
Quarter ended March 31, 2006	$12.74	$12.05	$0.07
Quarter ended June 30, 2006	$14.49	$12.61	$0.08

Dividend Policy

Dividend payments by K-Fed Bancorp are dependent primarily on dividends it receives from Kaiser Federal Bank. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. The Board of Directors of the Bank declared and paid to the Company $10.0 million in dividends during fiscal 2007. No capital distributions to the Company were made during fiscal 2006. The distributions made during fiscal 2007 were for the purpose of repurchasing shares of Company common stock. See “How We Are Regulated – Capital Distributions.”

Equity Compensation Plans

Set forth below is information, as of June 30, 2007, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	568,675	$14.90	208,555
Equity compensation plans not approved by stockholders	—	—	—
Total	568,675	$14.90	208,555
______________________
(1)	Consists of options to purchase 568,675 shares of common stock under the 2004 K-Fed Bancorp Stock Option Plan.
(2)	The weighted average exercise price reflects the exercise price of 14.90 per share. Does not take into effect the grant of shares of restricted stock.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock of K-Fed Bancorp between March 31, 2004, the day the common stock commenced trading, and June 30, 2007, (b) the cumulative total return on stocks included in the Total Return Index for the NASDAQ Composite over such period, and (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Total Return Performance
K-Fed Bancorp
NASDAQ Composite
NASDAQ Bank
Index Value
145
135
125
115
105
95
85
75
03/31/04
06/30/04
09/30/04
12/31/04
03/31/05
06/30/05
09/30/05
12/31/05
03/31/06
06/30/06
09/30/06
12/31/06
03/31/07
06/30/07

There can be no assurance that K-Fed Bancorp stock performance will continue in the future with the same or similar trend depicted in the graph. K-Fed Bancorp will not make or endorse any predictions as to future stock performance.

				Period Ending
Index	03/31/04	06/30/04	09/30/04	12/31/04	03/31/05	06/30/05	09/30/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06	03/31/07	06/30/07
K-Fed Bancorp	100.00	94.51	109.34	111.28	94.29	91.45	94.37	91.10	95.18	110.67	122.54	144.40	144.26	122.46
NASDAQ Composite	100.00	102.80	95.36	109.54	100.83	103.93	107.90	110.59	117.33	108.92	113.25	121.11	121.43	130.54
NASDAQ Bank	100.00	91.29	95.58	103.34	98.30	102.92	96.34	101.97	104.78	108.37	111.06	115.90	110.69	106.86

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
4/1/07 – 4/30/07	15,000	$18.89	261,750	5,716
5/1/07 – 5/31/07	5,716	$18.65	267,216	—
6/1/07 – 6/30/07	—	$—	—	—
______________________

*   On July 5, 2006, the board of directors authorized an additional stock repurchase program for up to 5% or 267,216 shares, of K-Fed Bancorp’s outstanding common stock. On May 14, 2007, the Company completed the aforementioned stock repurchase program.

  Item 6. Selected Financial Data

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein at Item 7 and the consolidated financial statements and related notes contained in Item 8 and beginning on page 95.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$799,625	$738,899	$639,882	$584,422		$433,753
Total cash and cash equivalents	26,732	25,579	17,315	12,158		16,190
Loans receivable, net	699,143	634,093	537,567	496,206		389,640
Securities available-for-sale	13,579	11,289	18,848	21,003		—
Securities held-to-maturity	21,096	24,738	30,834	41,361		14,247
Interest-earning deposits in other financial institutions	2,970	9,010	9,010	2,970		6,437
Federal Home Loan Bank stock	9,870	8,746	4,027	3,290		2,602
Total deposits(1)	494,128	463,454	475,792	422,953		346,239
Total borrowings	210,016	179,948	70,777	70,000		50,000
Total stockholders’ equity	92,317	92,657	90,760	89,116		35,395

Selected Operations Data:
Total interest income	$41,166	$35,821	$28,168	$22,037		$20,444
Total interest expense	23,140	17,464	10,800	9,622		8,365
Net interest income	18,026	18,357	17,368	12,415		12,079
Provision for loan losses	529	652	406	483		1,124
Net interest income after provision for loan losses	17,497	17,705	16,962	11,932		10,955

Total noninterest income	4,259	3,426	3,056	3,229		3,186

Total noninterest expense	14,518	13,476	12,041	10,000		9,992

Income before income tax expense	7,238	7,655	7,977	5,161		4,149

Income tax expense	2,534	2,726	2,980	1,993		1,710

Net income	$4,704	$4,929	$4,997	$3,168		$2,439

Basic earnings per share	$0.35	$0.36	$0.36	$0.06	$	n/m

Diluted earnings per share	$0.34	$0.36	$0.36	$0.06	$	n/m

Dividends per share	$0.39	$0.28	$0.16	$—		$—

(1) On September 24, 2004, the Bank acquired $61.0 million in deposits from Pan America Bank.

	At or for the Year Ended June 30,
	2007	2006	2005	2004	2003

Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	0.61%	0.68%	0.82%	0.58%	0.68%
Return on equity (ratio of net income to average total equity)	5.09%	5.33%	5.49%	6.05%	7.13%
Dividend payout ratio (1)	112.69%	78.62%	44.80%	n/a	n/a
Ratio of noninterest expense to average total assets	1.89%	1.87%	1.97%	1.82%	2.77%
Efficiency ratio (2)	65.15%	61.86%	58.96%	63.92%	65.46%
Ratio of average interest-earning assets to average interest-bearing liabilities	117.84%	119.38%	124.49%	117.32%	118.57%
Average interest rate spread	1.87%	2.17%	2.48%	2.03%	2.98%
Interest rate spread at end of period	1.84%	2.18%	2.33%	2.31%	2.84%
Net interest margin (3)	2.43%	2.66%	2.93%	2.34%	3.42%

Asset Quality Ratios:
Non-performing assets to total assets	0.18%	0.02%	0.13%	0.02%	0.01%
Allowance for loan losses to non-performing loans(4)	245.84%	4062.69%	305.97%	2839.02%	8773.08%
Allowance for loan losses to total loans (4) (5)	0.40%	0.43%	0.45%	0.47%	0.58%
Net charge-offs to average outstanding loans	0.07%	0.06%	0.06%	0.11%	0.19%
Non-performing loans to total loans	0.16%	0.01%	0.15%	0.02%	0.01%

Capital Ratios:
Equity to total assets at end of period	11.55%	12.54%	14.18%	15.25%	8.16%
Average equity to average assets	12.00%	12.84%	14.85%	9.56%	9.47%
Tier 1 leverage	8.32%	9.58%	10.17%	11.05%	8.16%
Tier 1 risk-based	12.76%	15.42%	16.12%	17.95%	14.20%
Total risk-based	13.30%	16.03%	16.74%	18.63%	15.11%

Other Data:
Number of branches	9	7	5	4	3
Number of ATM’s	54	52	30	28	13
Number of loans	9,442	8,942	8,847	9,936	11,020
Number of deposit accounts	66,330	64,995	65,724	65,264	64,495
Assets in millions per total number of full-time equivalent employees	8.79	7.46	7.44	7.04	4.82

(1) The dividend payout ratio is calculated using dividends declared and not waived by the Company’s mutual holding company parent, K-Fed Mutual Holding Company, divided by net income.
(2) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.
(3) Net interest income divided by average interest-earning assets.
(4) The allowance for loan losses at June 30, 2007, 2006, 2005, 2004, and 2003 was $2.8 million, $2.7 million, $2.4 million, $2.3 million, and $2.3 million, respectively.
(5) Total loans are net of deferred fees and costs .

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

Our strategy continues to focus on operating as an independent financial institution dedicated to serving the needs of customers in our market area, which extends from Southern California to the San Francisco Bay area as a result of our history as a credit union serving the employees of the Kaiser Permanente Medical Care Program. We intend to continue to attract retail deposits, with the goal of expanding the deposit base by building upon the existing market locations. We opened new financial service centers in Los Angeles and Riverside during the 2007 fiscal year as part of this effort.  Financial service centers provide all the services of a full service branch but do not dispense or accept cash except through an on-site ATM.  By utilizing a “cash-less” branch we are able to reduce personnel costs at the branch and improve our efficiency in the delivery of financial services.

We seek to accomplish this strategy by:

•	Maintaining our cost efficiencies by continuing, for example, the purchase of loans to grow our loan portfolio and the use of financial service centers to expand our branch presence;

•
Capitalizing on the profitability and growth opportunities in our retail banking network by expanding existing individual customer relationships and developing new customer relationships to increase our core deposits;

•	Increasing our commercial real estate and multi-family lending while maintaining a moderate growth of one-to four-family residential real estate loans through originations and purchases of such loans;

•
Enhancing existing products and services, and supporting the development of new products and services by investing, for example, in technology to support the introduction of commercial deposit products such as sweep accounts and business checking;

•
Continuing our branch expansion by building or leasing new branch facilities or by acquiring branches from other financial institutions or by acquiring financial institutions primarily in Southern California. We have no current understandings or agreements for any specific branch establishment or financial institution acquisition.

Remote access methods, such as our 54 ATM’s, audio response unit, call center, and internet banking / bill payer continue to process over 90% of our customer transactions. Branches and financial service centers strategically located for our markets provide touchstones to attract new account holders and facilitate transactions that cannot be completed electronically.

Historically, a majority of the deposits have been used to originate or purchase one- to four-family residential real estate, multi-family or commercial real estate loans. We anticipate we will continue this practice.  A majority of our loan portfolio consists of loans that we have purchased, using our own underwriting standards. We will continue to rely on purchased and broker sourced loans as a method of reducing costs related to internally generated loans since by purchasing loans we can increase our loan portfolio without adding additional staff. We will also continue to analyze the utilization of borrowed funds from the Federal Home Loan Bank of San Francisco to purchase attractive loan pools in an effort to leverage our current financial structure to further reduce marginal operating costs.

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

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Commercial real estate loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cashflows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15 of the Company’s consolidated financial statements contained in Item 8. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006.

General. Our total assets increased by $60.7 million, or 8.2%, to $799.6 million at June 30, 2007 compared to $738.9 million at June 30, 2006. The increase primarily reflects growth in our net loan portfolio of $65.0 million to $699.1 million at June 30, 2007 from $634.1 million at June 30, 2006. The increase in assets was funded by increases in borrowings and deposits. Borrowings from the Federal Home Loan Bank increased $30.1 million to $210.0 million at June 30, 2007 from $179.9 million at June 30, 2006. Deposits increased $30.6 million to $494.1 million at June 30, 2007 from $463.5 million at June 30, 2006. Stockholder’s equity decreased $340,000 to $92.3 million at June 30, 2007 from $92.7 million at June 30, 2006 due to stock repurchases and dividends to public stockholders that exceeded net income.

Loans. Our net loan portfolio increased $65.0 million, or 10.3%, to $699.1 million at June 30, 2007 from $634.1 million at June 30, 2006. This increase was primarily attributable to increases in one- to four-family real estate loans, which increased $32.5 million, or 7.4% to $469.5 million at June 30, 2007 from $437.0 million at June 30, 2006. Additional increases were experienced in commercial real estate loans, which increased $19.0 million, or 32.2% to $77.8 million at June 30, 2007 from $58.8 million at June 30, 2006. Consumer loans increased $14.9 million, or 28.7% to $66.6 million at June 30, 2007 from $51.7 million at June 30, 2006.  The overall loan mix remained relatively constant, with real estate loans comprising 90.5% of the total loan portfolio at June 30, 2007, compared with 91.9% at June 30, 2006. This growth in loans is consistent with our business strategy of utilizing deposits and other funding sources to expand our real estate loan portfolio.

Investments. Our investment portfolio (including mortgage-backed securities) decreased $1.3 million, or 3.8% to $34.7 million at June 30, 2007 from $36.0 million at June 30, 2006 due to maturity of existing securities offset by new purchases.

Interest earning deposits in other financial institutions was $3.0 million at June 30, 2007 compared to $9.0 million at June 30, 2006.

Deposits. Our total deposits increased $30.6 million, or 6.6%, to $494.1 million at June 30, 2007 from $463.5 million at June 30, 2006. This increase was due to increased marketing efforts, a certificate of deposit promotion in October 2006, establishment of new branches and our attractive rate structure. is the increase was primarily concentrated in higher yielding savings products and short-term certificates of deposit.

Equity. Total shareholders’ equity decreased $340,000, or 0.4%, to $92.3 million at June 30, 2007, from $92.7 million at June 30, 2006. Our equity to assets ratio under generally accepted accounting principles (“GAAP”) was 11.55% at June 30, 2007 compared to 12.54% at June 30, 2006.   The decrease resulted from the repurchase of 279,845 of our outstanding common shares at an average price of $17.67 for a total cost of $4.9 million and cash payments of $1.8 million in dividends to shareholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.39 per share for the year ended June 30, 2007.  This decrease was offset by $4.7 million in income earned for the year ended June 30, 2007 in addition to the allocation of ESOP shares, stock awards, and stock options earned during the same period totaling $1.4 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information at June 30, 2007 and for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.
		For the year ended June 30,
	At June 30, 2007	2007			2006			2005
	Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets		(Dollars in thousands)
Loans receivable (1) (4)	5.80%	$659,186	$37,379	5.67%	$610,410	$32,918	5.39%	$510,842	$25,519	5.00%
Securities(2)	4.37	33,788	1,365	4.04	44,188	1,611	3.65	55,432	1,935	3.49
Fed funds	5.21	31,357	1,604	5.12	16,696	637	3.82	15,472	362	2.34
Federal Home Loan Bank stock	5.06	9,111	480	5.27	7,121	280	3.93	3,863	151	3.91
Interest-earning deposits in other financial institutions	3.40	5,232	178	3.40	9,010	301	3.34	6,672	190	2.85
Other interest-earning assets	5.19	2,764	160	5.79	1,512	74	4.89	261	11	4.14
Total interest-earning assets	5.70	741,438	41,166	5.55	688,937	35,821	5.20	592,542	28,168	4.75
Noninterest earning assets		28,224			30,756			19,951
Total assets		$769,662			$719,693			$612,493

Interest-Bearing Liabilities
Deposits:
Money market	2.84%	$95,113	$2,700	2.84%	$111,487	$2,343	2.10%	$107,274	$1,396	1.30%
Savings	2.05	116,150	1,925	1.66	94,809	395	0.42	96,740	405	0.42
Certificates of deposit	4.70	228,717	10,254	4.48	222,416	8,586	3.86	211,611	6,977	3.30
FHLB Advances	4.44	189,217	8,261	4.37	148,408	6,140	4.14	60,354	2,022	3.35
Total interest-bearing liabilities	3.86	629,197	23,140	3.68	577,120	17,464	3.03	475,979	10,800	2.27
Noninterest bearing liabilities		48,110			50,171			45,553
Total liabilities		677,307			627,291			521,532
Equity		92,355			92,402			90,961
Total liabilities and equity		$769,662			$719,693			$612,493

Net interest/spread	1.84%		$18,026	1.87%		$18,357	2.17%		$17,368	2.48%

Margin(3)	n/a %			2.43%			2.66%			2.93%

Ratio of interest-earning assets to interest-bearing liabilities		117.84%			119.38%			124.49%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets
(4) Interest income includes loan fees of $251,000, $276,000, and $299,000 for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

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

	For the Year Ended June 30,				For the Year Ended June 30,
	2007 vs. 2006 Increase (Decrease) Due to changes in				2006 vs. 2005 Increase (Decrease) Due to changes in
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-Earning Assets
Loans Receivable (1)	$2,630	$1,695	$136	$4,461	$4,974	$2,030	$395	$7,399
Securities	(379)	174	(41)	(246)	(393)	86	(17)	(324)
Fed Funds	559	217	191	967	29	228	18	275
Federal Home Loan Bank stock	78	95	27	200	127	1	1	129
Interest-earning deposits in other financial institutions	(126)	6	(3)	(123)	67	33	11	111
Other interest-earning assets	61	14	11	86	53	2	8	63
Total interest-earning assets	$2,823	$2,201	$321	$5,345	$4,857	$2,380	$416	$7,653

Interest-Bearing Liabilities
Deposits:
Money market	$(344)	$822	$(121)	$357	$55	$858	$34	$947
Savings	89	1,176	265	1,530	(8)	(2)	—	(10)
Certificates of deposit	243	1,386	39	1,668	356	1,192	61	1,609
FHLB advances	1,688	339	94	2,121	2,950	475	693	4,118
Total interest-bearing liabilities	1,676	3,723	277	5,676	3,353	2,523	788	6,664

Change in net interest income/spread	$1,147	$(1,522)	$44	$(331)	$1,504	$(143)	$(372)	$989

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2007 and 2006.

General. Net income for the year ended June 30, 2007 was $4.7 million, a decrease of $225,000, or 4.6%, from net income of $4.9 million for the year ended June 30, 2006 due to a decline in net interest income and an increase in non-interest expense.

Interest Income. Interest income increased $5.4 million, or 14.9%, to $41.2 million for the year ended June 30, 2007 from $35.8 million for the year ended June 30, 2006. The primary factor for the increase in the interest income was an increase in the average loans receivable balance of $48.8 million, or 8.0%, to $659.2 million for the year ended June 30, 2007 from $610.4 million for the year ended June 30, 2006. The increase was primarily due to increases in multifamily loans and purchases of one- to four-family real estate loans. The average yield on loans receivable increased 28 basis points to 5.67% for the year ended June 30, 2007 from 5.39% for the year ended June 30, 2006.

Interest Expense. Interest expense increased $5.6 million, or 32.5%, to $23.1 million for the year ended June 30, 2007 from $17.5 million for the year ended June 30, 2006. The average interest rates on interest-bearing liabilities increased 65 basis points to 3.68% for the year ended June 30, 2007 from 3.03% for the year ended June 30, 2006. This increase was primarily attributable to the increased volume of average deposits, specifically certificates of deposit, and an increase in the average balance and interest rate on advances from the Federal Home Loan Bank of San Francisco.

The average balance of money market accounts decreased by $16.4 million, or 14.7% to $95.1 million for the year ended June 30, 2007 from $111.5 million for the year ended June 30, 2006.  The average cost of money market accounts increased 74 basis points to 2.84% for the year ended June 30, 2007 from 2.10% for the year ended June 30, 2006.  The average balance of savings accounts increased by $21.4 million, or 22.5% to $116.2 million for the year ended June 30, 2007 from $94.8 million for the year ended June 30, 2006.  The average cost of savings accounts increased 124 basis points to 1.66% for the year ended June 30, 2007 from .42% for the year ended June 30, 2006.  The average balance of certificates of deposit increased by $6.3 million, or 2.8%, to $228.7 million for the year ended June 30, 2007 from $222.4 million for the year ended June 30, 2006. The average cost of certificates of deposit increased 62 basis points to 4.48% for the year ended June 30, 2007 from 3.86% for the year ended June 30, 2006.

The average balance of advances from the Federal Home Loan Bank of San Francisco increased $40.8 million, or 27.5%, to $189.2 million for the year ended June 30, 2007 from $148.4 million for the year ended June 30, 2007. The average cost of advances increased 23 basis points to 4.37% for the year ended June 30, 2007 from 4.14% for the year ended June 30, 2006.

The primary factor for the increase in the balance and average interest rates on deposits and advances was to fund real estate loan purchases to better match the Company’s debt maturity schedule with the maturities and repricing terms of our interest-earning assets.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio.

Our provision for loan losses decreased $123,000 to $529,000 for the year ended June 30, 2007 as compared to $652,000 for the year ended June 30, 2006. The allowance for loan losses as a percent of total loans was 0.40% at June 30, 2007 as compared to 0.43% at June 30, 2006. The decrease in the provision was primarily attributable to reduced loan concentrations to higher-risk automobile loan borrowers coupled with our continued history of no losses incurred in our real estate loan portfolio.  We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both years.

Noninterest Income. Noninterest income increased $833,000, or 24.3%, to $4.3 million for the year ended June 30, 2007 from $3.4 million for the year ended June 30, 2006. The increase was primarily the result of a $489,000 reduction in the loss on our equity investment in a California Affordable Housing Program tax credit fund, an $186,000 increase in service charges and fees from deposit accounts and a $131,000 increase in fee and transaction income related to the deployment of additional ATM’s.

We account for our equity investment in the California Affordable Housing program in accordance with APB 18 using the equity method of accounting.  The reduction in loss attributable to our equity investment was based upon the most recent financial statement information.

Noninterest Expense. Our noninterest expense increased $1.0 million, or 7.7% to $14.5 million for the year ended June 30, 2007 from $13.5 million for the year ended June 30, 2006. The increase was primarily due to a $321,000 increase in salaries and benefits, a $316,000 increase in occupancy and equipment, a $162,000 increase in professional services and a $102,000 increase in other operating expenses.

Salaries and benefits represented 52.5% and 54.2% of total noninterest expense for the years ended June 30, 2007 and 2006, respectively. Total salaries and benefits increased $321,000, or 4.4%, to $7.6 million for the year ended June 30, 2007 from $7.3 million for the year ended June 30, 2006. The increase was primarily due to compensation expense arising from general salary increases, increased staffing from new financial service centers and an increase in costs related to our employee stock ownership plan as a result of an increase in our average stock price.

Occupancy and equipment expenses increased $316,000, or 17.8% to $2.1 million for the year ended June 30, 2007 from $1.8 million for the year ended June 30, 2006. The increase was primarily due to costs associated with the relocation of our Pasadena Branch and increased costs related to build-outs of financial service centers in Los Angeles and Riverside in addition to increased equipment maintenance expense.

Professional services increased $162,000, or 21.6% to $913,000 for the year ended June 30, 2007 compared to $751,000 for the year ended June 30, 2006. The increase in professional services was primarily due to increased external and internal audit services as a result of complying with Sarbanes-Oxley Section 404 audit requirements.

Other operating expenses increased $102,000, or 7.0% to $1.6 million for the year ended June 30, 2007 from $1.5 million for the year ended June 30, 2006. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense for the year ended June 30, 2007 was $2.5 million as compared to $2.7 million for the year ended June 30, 2006. This decrease was primarily the result of a decline in pre-tax income of $417,000 for the year ended June 30, 2007. The effective tax rate was 35.0% and 35.6% for the years ended June 30, 2007 and 2006, respectively.

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

The average balance of money market accounts increased by $4.2 million, or 3.9% to $111.5 million for the year ended June 30, 2006 from $107.3 million for the year ended June 30, 2005.  The average balance of savings accounts decreased by $1.9 million, or 2.0% to $94.8 million for the year ended June 30, 2006 from $96.7 million for the year ended June 30, 2005.  The average balance of certificates of deposit increased by $10.8 million, or 5.1%, to $222.4 million for the year ended June 30, 2006 from $211.6 million for the year ended June 30, 2005.

The average balance of advances from the Federal Home Loan Bank of San Francisco increased $88.0 million, or 145.9%, to $148.4 million for the year ended June 30, 2006 from $60.4 million for the year ended June 30, 2005. The average cost of advances increased 79 basis points to 4.14% for the year ended June 30, 2006 from 3.35% for the year ended June 30, 2005. The primary factor for the increase in the balance and average interest rates on advances was due to new borrowings used to fund real estate loan purchases in order to better match the Company’s debt maturity schedule with the maturities and repricing terms of our interest-earning assets and other interest-bearing liabilities.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio.

Our provision for loan losses increased $246,000 to $652,000 for the year ended June 30, 2006 as compared to $406,000 for the year ended June 30, 2005. The allowance for loan losses as a percent of total loans was 0.43% at June 30, 2006 as compared to 0.45% at June 30, 2005. The increase in the provision was primarily attributable to an increase in real estate loans. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both years.

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

Noninterest Expense. Our noninterest expense increased $1.5 million, or 11.9% to $13.5 million for the year ended June 30, 2006 from $12.0 million for the year ended June 30, 2005. The increase was primarily due to a $736,000 increase in salaries and benefits, a $316,000 increase in occupancy and equipment, and a $235,000 increase in other operating expenses.

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

Income Tax Expense. Income tax expense for the year ended June 30, 2006 was $2.7 million as compared to $3.0 million for the year ended June 30, 2005. This decrease was primarily the result of a decline in pre-tax income of $322,000, combined with an increase in non-taxable income from our bank-owned life insurance and tax credits from our affordable housing investment for the year ended June 30, 2006. The effective tax rate was 35.6% and 37.4% for the years ended June 30, 2006 and 2005, respectively.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Business - Lending Activities.”  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2007, total approved loan commitments amounted to $13.9 million, which includes the unadvanced portion of loans of $6.4 million.  Certificates of deposit and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2007, totaled $174.7 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2007 we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $101.4 million.

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes the Company’s long-term contractual obligations at June 30, 2007.

Contractual obligations	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(In thousands)
FHLB advances	$210,000	$20,000	$98,000	$92,000	$—
Operating lease obligations	3,441	845	1,645	528	423
Loan commitments to originate residential mortgage loans	7,475	7,475	—	—	—
Available home equity and unadvanced lines of credit	6,415	6,415	—	—	—
Certificates of deposit	238,717	174,738	40,505	23,474	—
Commitments to fund equity investment in tax credit fund	193	129	64	—	—
Total commitments and contractual obligations	$466,241	$209,602	$140,214	$116,002	$423

Off-Balance Sheet Arrangements

As a financial service provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  For additional information, see Note 14 of the Notes to our Consolidated Financial Statements.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Total stockholders’ equity was $92.3 million at June 30, 2007 or 11.5%, of total assets on that date. As of June 30, 2007, we exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at June 30, 2007 were as follows: core capital 8.32%; Tier I risk-based capital 12.76%; and total risk-based capital 13.30%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated - Capital Requirements.”

For the year ended June 30, 2007, we repurchased 279,845 shares of our common stock at an average cost of $17.67.

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

Please refer to Note 1 of the consolidated financial statements contained in Item 8.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Maintaining an adequate level of adjustable rate loans;

•	Originating a reasonable volume of short- and intermediate-term consumer loans;

•	Managing our deposits to establish stable deposit relationships; and

•	Using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following tables, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2007 and June 30, 2006 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	June 30, 2007
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$39,973	$(38,212)	(49)%	5.49%	(445	)bp
+200 bp	54,079	(24,106)	(31)	7.22	(272)
+100 bp	67,237	(10,948)	(14)	8.75	(119)
0 bp	78,185	—	—	9.94	—
-100 bp	85,981	7,796	10	10.72	78
-200 bp	88,745	10,560	14	10.92	98

	June 30, 2006
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$52,074	$(31,435)	(38)%	7.79%	(377	)bp
+200 bp	62,793	(20,716)	(25)	9.15	(241)
+100 bp	73,459	(10,050)	(12)	10.43	(113)
0 bp	83,509	—	—	11.56	—
-100 bp	90,540	7,031	8	12.27	71
-200 bp	89,698	6,189	7	12.03	47

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

Please see pages 95 through 133 following the signature page of this Form 10-K.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Registered Public Accounting Firm on Pages 96 and 97.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

Directors and Executive Officers.

Our board of directors consists of six members.  Our bylaws provide that approximately one-third of the directors are to be elected annually.  Directors are generally elected to serve for a three-year period, or a shorter period if the director is elected to fill a vacancy, and until their respective successors shall have been elected and shall qualify.  Two directors will be elected at the annual meeting and will serve until their successors have been elected and qualified.  The governance/nominating committee has nominated James L. Breeden and Frank G. Nicewicz to serve as directors for three-year terms. Both of the nominees are currently members of the board of directors.

The table below sets forth certain information regarding the composition of our board of directors and executive officers as of August 14, 2007, including the terms of office of board members.  Executive officers are elected annually and hold office until their respective successors have been elected or until death, resignation or removal by the Board of Directors.  Except as indicated herein, there are no arrangements or understandings between the nominees and any other person pursuant to which such nominees were selected.

Name (1)	Age(2)	Positions Held with K-Fed Bancorp	Director Since (3)	Current Term to Expire	Shares of Common Stock Beneficially Owned (4)(5)	Percent of Class
NOMINEES
James L. Breeden	64	Chairman of the Board	1987	2007	55,637 (6)	*
Frank G. Nicewicz	51	Director	1995	2007	27,800(7)	*
DIRECTORS CONTINUING IN OFFICE
Kay M. Hoveland	60	Director, President and Chief Executive Officer	2000	2008	151,130(8)	*
Rita H. Zwern	59	Director and Secretary	1987	2008	27,800(9)	*
Gerald A. Murbach	59	Director	2000	2009	42,800 (10)	*
Robert C. Steinbach	54	Director	2000	2009	46,200 (11)	*
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Dustin Luton	37	Chief Financial Officer	N/A	N/A	20,135 (12)	*
Nancy J. Huber**	44	Chief Credit Officer	N/A	N/A	42,765 (13)	*
Jeanne R. Thompson**	60	Chief Operating Officer	N/A	N/A	38,509 (14)	*
All directors and executive officers as a group (9 persons)					452,776	3.2%

*	Less than 1%.
**	Ms. Huber and Ms. Thompson are officers of Kaiser Federal Bank only.
(1)	The mailing address for each person listed is 1359 North Grand Avenue, Covina, California 91724.
(2)	As of August 14, 2007.
(3)
Reflects initial appointment to the board of directors of Kaiser Permanente Federal Credit Union, the predecessor to Kaiser Federal Bank, with the exception of Directors Steinbach, Murbach and Hoveland.  Each director of K-Fed Bancorp is also a director of Kaiser Federal Bank and K-Fed Mutual Holding Company, which owns the majority of the issued and outstanding shares of common stock of K-Fed Bancorp.

(4)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the dates as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(5)
Includes 4,320 unvested shares of restricted stock for each of directors Murbach, Nicewicz, Steinbach and Zwern, 6,780 unvested shares of restricted stock for Chairman Breeden, and 24,000, 20,000, 6,000 and 6,000 unvested shares of restricted stock for Ms. Hoveland, Mr. Luton, Ms. Huber and Ms. Thompson, respectively, granted under the K-Fed Bancorp 2004 Recognition and Retention Plan.  Includes 10,610, 0, 8,965 and 8,362 shares of common stock allocated to the accounts of Ms. Hoveland, Mr. Luton, Ms. Huber and Ms. Thompson, respectively, under the K-Fed Bancorp employee stock ownership plan.

(6)	Includes 2,637 shares of common stock held by Mr. Breeden’s spouse and 15,500 shares of common stock held in an IRA for Mr. Breeden. Includes 11,200 stock option shares that have vested.
(7)	Includes 5,600 stock option shares that have vested.
(8)
Includes 56,000 shares of common stock held in a trust for Ms. Hoveland, 1,100 shares of common stock held in a Keogh plan for Ms. Hoveland’s spouse and 19,420 shares of common stock held in the Kaiser Federal Bank 401(k) Plan. Includes 40,000 stock option shares that have vested.

(9)	Includes 5,600 stock option shares that have vested. Ms. Zwern has pledged 10,000 shares of our common stock as security for a loan.
(10)	Includes 15,000 shares of common stock held by Mr. Murbach’s spouse. Includes 5,600 stock option shares that have vested.
(11)	Includes 15,000 shares of common stock held by Mr. Steinbach’s spouse. Includes 5,600 stock option shares that have vested.

(12)	Includes 135 shares of common stock held in the Kaiser Federal Bank 401(k) Plan.
(13)	Includes 8,800 stock option shares that have vested. Ms. Huber has pledged 15,000 shares of our common stock as security for a loan.
(14)
Includes 1,172 shares of common stock held by Ms. Thompson’s spouse, 1,400 shares of common stock held in a trust for Ms. Thompson and 4,381 shares of common stock held in the Kaiser Federal Bank 401(k) Plan. Includes 8,800 stock option shares that have vested. Ms. Thompson has pledged 15,000 shares of our common stock as security for a loan.

Persons and groups who beneficially own in excess of 5% of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended.  The following table sets forth, as of August 14, 2007, the shares of common stock beneficially owned by each person who was the beneficial owner of more than 5% of the outstanding shares of our common stock, as well as shares beneficially owned in the aggregate by K-Fed Mutual Holding Company and all directors and executive officers as a group.

Voting Securities and Principal Holders Thereof

      Amount of Shares
                 Owned and Nature                                    Percent of Shares
Name and Address of                                                     of Beneficial                                          of Common Stock
Beneficial Owners                                                           Ownership (1)                                            Outstanding

K-Fed Mutual Holding Company                                     8,861,750                                                         63.53%
1359 North Grand Avenue
Covina, California 91724

Hovde Capital Advisors LLC                                                 910,611                                                         6.53%
1826 Jefferson Place, N.W.
Washington, D.C. 20036(2)

K-Fed Mutual Holding Company,                                      9,314,526                                                        66.78%
  and all of K-Fed Bancorp’s and
  Kaiser Federal Bank’s directors and
  executive officers as a group
  (9 directors and officers) (3)

(1)           In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)           Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007, Hovde Capital Advisors LLC claims shared voting and dispositive ownership over all shares reported. Hovde Capital Advisors LLC is an investment manager whose managed accounts are the direct owners of the shares of common stock. This reported amount of shares of common stock does not reflect any changes in those shareholdings that may have occurred since the date of such filing.

(3)           Includes shares of common stock held by K-Fed Mutual Holding Company, of which K-Fed Bancorp’s and Kaiser Federal Bank’s directors and one of its executive officers who is also an executive officer and director.  K-Fed Bancorp’s and Kaiser Federal Bank’s executive officers and directors beneficially owned 452,776 shares of common stock, or 3.24% of the outstanding shares of common stock.

Directors

The principal occupation during the past five years of each of our continuing directors and nominee directors is set forth below.  All directors have held their present positions for five years unless otherwise stated.

James L. Breeden.  Mr. Breeden has served as chairman of the board of directors since November 2000.  He is a retired hospital administrator for the Kaiser Foundation Hospitals where he worked for 27 years.

Frank G. Nicewicz.  Mr. Nicewicz has been employed by Kaiser Foundation Health Plan since 1995 and currently holds the position of financial manager in Oakland, California.

Kay M. Hoveland.  Ms. Hoveland has served as president and chief executive officer of Kaiser Federal Bank, including service with Kaiser Permanente Federal Credit Union, since 1987.  Ms. Hoveland has served as president and chief executive officer of K-Fed Bancorp since its formation in July 2003.

Rita H. Zwern.  Ms. Zwern has been employed by Kaiser Foundation Health Plan since 1984 and currently is the manager of State Programs, located in Pasadena, California.  Ms. Zwern has served as secretary of K-Fed Bancorp since its formation in July 2003.

Gerald A. Murbach.  Mr. Murbach is a retired human resources consultant who worked for the Universal Music Group during 2001 and the Times Mirror newspapers from 1992 to 2001.

Robert C. Steinbach.  Mr. Steinbach has served as a manager for the Department of Building and Safety of the City of Los Angeles since 2002 and has been with the Department since 1985.

Executive Officers Who Are Not Directors

The business experience for at least the past five years for each of the three executive officers of Kaiser Federal Bank, including service with Kaiser Permanente Federal Credit Union, who do not serve as directors, is set forth below.

Dustin Luton.  Mr. Luton became Chief Financial Officer in September of 2006. Previously, he was the Partner in Charge of the Southern California office of the National Credit Union Division of the accounting firm, McGladrey & Pullen, LLP, which served as the former registered public accounting firm of the K-Fed Bancorp until 2004. He was employed by McGladrey & Pullen since 2000 and was responsible for supervising the professional staff and professional services provided to clients in the Southern California region. In addition, he was the National Assurance Leader of the National Credit Union Division.

Nancy J. Huber.  Ms. Huber has served as chief credit officer of Kaiser Federal Bank since 1999 and Community Reinvestment Act officer since 2002.  From 1995 until 1999, she served as vice president of credit.

Jeanne R. Thompson.  Ms. Thompson has served as chief operating officer of Kaiser Federal Bank since 2001.  She served as senior vice president for branch operations of IndyMacBank, located in Pasadena, California from 1983 until 2001.

Section 16(a) Beneficial Ownership Reporting Compliance. Our common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended.  Our officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock.  Securities and Exchange Commission rules require disclosure in a company’s annual proxy statement and annual report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the common stock to file a Form 3, 4 or 5 on a timely basis.  Based on our review of such ownership reports, no officer, director or 10%

 beneficial owner of our common stock failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2007 except for Director James Breeden who filed one late Form 4 transaction.

Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.k-fed.com.

Nomination of Directors.  The Company has not undertaken any material changes with respect to the procedures for election of directors since its last disclosure of these procedures.

Audit Committee.  The audit committee consists of directors Nicewicz, who serves as chairman, Breeden and Zwern.  The audit committee meets as needed.  The audit committee meets with the internal auditor to review audit programs and the results of audits of specific areas as well as other regulatory compliance issues.  In addition, the audit committee meets with the independent registered public accounting firm on a quarterly basis to discuss the results of operations and on an annual basis to review the results of the annual audit and other related matters.  Each member of the audit committee is “independent” as defined in the NASDAQ corporate governance listing standards and Rule 10A-3 of the Securities and Exchange Commission.  The board of directors has determined that director Nicewicz qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the Securities and Exchange Commission.  Our board of directors has adopted a written charter for the audit committee which is available on K-Fed Bancorp’s website at www.k-fed.com. The audit committee met four times during the fiscal year ended June 30, 2007.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We believe the most effective executive compensation program is one that is aligned with achievement of our long-term strategic goals and we intend for our compensation program to align executives’ interests with those of the shareholders by rewarding performance for implementing our various strategies with the ultimate objective of improving shareholder value. We evaluate both performance and compensation to ensure that we maintain our ability to attract and retain employees in key positions and to ensure that compensation provided to key employees keeps these employees focused on value creation.

In this regard, we provide what we consider to be a competitive compensation package for the named executive officers comprised of a base salary, an annual incentive plan, a stock option plan, a recognition and retention plan, an employee stock ownership plan, and a 401(k) Plan, a deferred compensation program as well as health and welfare benefits.

The Compensation Committee is responsible for all compensation and benefit matters relating to the executive officers, including the evaluation and compensation of our President and Chief Executive Officer. The President and Chief Executive Officer evaluates the performance of the other named executive officers and recommends to the Compensation Committee the named executive officers' compensation levels for approval. The Compensation Committee regularly evaluates and approves all compensation practices applicable to the named executive officers, including the President and Chief Executive Officer.

Base Salary

It is our philosophy to maintain base salaries at levels comparable to the salaries paid by similar organizations. In establishing base salaries, we take into account each executive officer’s ability and experience as well as past and potential performance. On an annual basis, each executive officer is evaluated and their base salary may be adjusted based on market data as well as taking into account the above factors.

Annual Incentive Plan

The Annual Incentive Plan is an integral part of an executive’s total compensation package that recognizes the executive’s annual contribution to our success. The Plan is designed to:

(1)	support a business change to community-based banking;

(2)	support a culture change to pay-for-performance;

(3)	focus the executive team on annual goals to meet long-term goals;

(4)	reward executives for their effort; and

(5)	align compensation with the goals of the organization and market place practices.

The award is achieved only if Kaiser Federal Bank achieves a minimum target return on average assets (ROA) which is set each year by the board of directors.  If our ROA goal is achieved, each individual executive must achieve certain personal performance objectives set by the President and Chief Executive Officer or the board of directors.  One of these goals must address expense management. The President and Chief Executive Officer is eligible to receive up to 30% of her annual base salary and the remaining named executive officers are eligible to receive up to 20% of their annual base salaries under this plan.

Equity Compensation

The Compensation Committee uses the award of stock options and restricted stock under the recognition and retention plan to align the interests of the named executive officers with those of K-Fed Bancorp’s shareholders. At the annual meeting of shareholders in 2004, shareholders approved our stock option plan and recognition and retention plan. Ms. Hoveland, Ms. Huber, and Ms. Thompson received both stock options and awards from the Compensation Committee under each of those equity compensation plans during 2004. Mr. Luton received his stock options and stock awards when he became Chief Financial Officer in November 2006. Both the stock options and the stock awards vest at a rate of 20% per year over five years commencing on the first anniversary of the award.  The Compensation Committee believes that the five year vesting of stock options and restricted stock awards will focus senior management on long term performance and stock appreciation. Except for Mr. Luton, no additional options or awards were granted to any of the named executive officers in fiscal years ended June 30, 2006 and 2007.

Information regarding the outstanding stock option grants and unvested recognition and retention plan awards is included in the section titled “- Outstanding Equity Awards at Year End,” below. For information regarding K-Fed Bancorp’s expense related to the portion of each stock option and restricted stock plan award that vested during fiscal 2007, as calculated in accordance with Statement of Financial Accounting Standards No. 123(R), see “Summary Compensation Table.”

Benefit Plans.

The Compensation Committee annually reviews the expense and appropriateness of all benefit plans for the named executive officers and all other employees. The benefit plans include a 401(k) plan, deferred compensation plan, employee stock ownership plan, and other benefit plans such as medical, dental, life and disability insurance.

The named executive officers are eligible to participate in a 401(k) Plan which includes a match of up to 50% of the participant’s eligible contributions up to 10% of the participant’s salary. The match and the investment options are identical to those available to all other participants. Under the terms of our employee stock ownership plan, all named executive officers receive an annual allocation of K-Fed Bancorp common stock based upon the participant’s eligible compensation up to $210,000. Participation levels for named executive officers are identical to those of all other employee stock ownership plan participants.

The named executive officers are eligible to participate in the nonqualified deferred retirement plan, which allows them to defer a portion of their compensation earned during the plan year. At its discretion, Kaiser Federal Bank has the ability to match the elective deferrals of the participants. However, Kaiser Federal Bank has not made any matching contributions to this plan since inception.

Summary Compensation

The following table sets forth for the fiscal year ended June 30, 2007, certain information as to the total remuneration paid by Kaiser Federal Bank to Ms. Hoveland, who serves as president and chief executive officer, Mr. Luton, who serves as chief financial officer and the other most highly compensated executive officers of Kaiser Federal Bank, who received total annual compensation in excess of $100,000.  Each of the individuals listed in the table below are referred to as a named executive officer.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock awards(1)	Option awards(2)	Non-equity incentive plan compensation(3)	Change in pension value and non-qualified deferred compensation earnings(4)	All other compensation(5)	Total
K. M. Hoveland, President and Chief Executive Officer	2007	$ 280,851	$ —	$ 112,800	$ 102,000	$ —	$ 40,835	$ 105,734	$ 642,220
Dustin Luton, Chief Financial Officer	2007	130,308	—	43,950	21,300	30,250	—	6,000	231,808
Jeanne R. Thompson, Chief Operating Officer	2007	145,830	—	28,200	22,440	5,000	—	55,949	257,419
Nancy J. Huber, Chief Credit Officer	2007	159,835	—	28,200	22,440	28,122	—	62,182	300,779

(1) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), of restricted stock awards pursuant to the 2004 Recognition and Retention Plan and thus may include amounts from awards granted in and prior to 2007.  Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K.

(2) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), of stock option awards pursuant to the 2004 Stock Option Plan and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in footnote 10 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based conditions.

(3)All cash incentive plan awards are reported for the fiscal year for which they were earned. These awards are traditionally paid during the first quarter of the following fiscal year.

(4) Kaiser Federal Bank maintains an executive deferral program for the benefit of senior executive officers.  Ms. Hoveland is currently the only executive officer who has chosen to participate.  The amount represents the change in net present value of accrued benefits under the plan during fiscal 2007.

(5) The following table lists all the amounts included in “All Other Compensation” column for each named executive officer.

ALL OTHER COMPENSATION
Name	Perquisites(1)	Contributions to 401(k) Plan	RRP Dividends(2)	ESOP Shares Granted(3)	Directors Fees(4)	Total
K. M. Hoveland	$ —	$ 7,524	$ 10,880	$ 65,030	$ 22,300	$ 105,734
Dustin Luton	—	—	6,000	—	—	6,000
Jeanne R. Thompson	—	6,373	2,720	46,856	—	55,949
Nancy J. Huber	—	4,295	2,720	55,167	—	62,182

(1) For the fiscal year ended June 30, 2007, no named executive officer received perquisites or personal benefits which exceeded $10,000.

(2) Represents dividends on unearned restricted stock awards.

(3) Market value of shares granted under the ESOP. See Note 10 - Employee Stock Ownership Plan to our audited financial statements for the fiscal year ended June 30, 2007.

(4) Ms. Hoveland, the President and Chief Executive Officer, is also a director.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to our outstanding equity awards as of June 30, 2007 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End
Name	Option Awards						Stock Awards
	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date(1)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
K. M. Hoveland, President and Chief Executive Officer	11/14/2004	40,000	60,000	—	$14.50	11/14/2014	24,000	$ 376,560	—	—

Dustin Luton, Chief Financial Officer	11/15/2006	—	40,000	—	17.40	11/15/2016	20,000	313,800	—	—

Jeanne R. Thompson, Chief Operating Officer	11/14/2004	8,800	13,200	—	14.50	11/14/2014	6,000	94,140	—	—

Nancy J. Huber, Chief Credit Officer	11/14/2004	8,800	13,200	—	14.50	11/14/2014	6,000	94,140	—	—

(1) Stock options expire 10 years after the grant date.

(2) This amount is based on the fair market value of K-Fed Bancorp common stock on June 29, 2007 of $15.69.

Benefits

General.  Kaiser Federal Bank currently provides health and welfare benefits to its employees, including hospitalization and comprehensive medical insurance, life insurance, subject to deductibles and co-payments by employees.

401(k) Plan.  Kaiser Federal Bank provides its employees with a qualified profit sharing plan under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Employees who are age 21 or older are eligible to begin making salary deferral contributions beginning in the first calendar quarter on or after they become an employee.  This is their earliest entry date.  Employees are eligible to receive contributions other than salary deferral contributions beginning in the first calendar quarter on or after they are an employee, are age 21 or older, and have completed one year of entry service.

Eligible employees may contribute up to 15% of their compensation each pay period to the 401(k) Plan on a pre-tax basis, not to exceed $15,500 for the calendar year 2007.  The maximum deferral percentage and/or dollar amount may also be limited by Internal Revenue Service regulations.  For eligible employees, we currently match 50% of the first 10% of the compensation an employee defers each pay period.

Employees are always 100% vested in the contributions they choose to defer, whereas vesting in Kaiser Federal Bank contributions is based on years of vesting service in which an employee works at least 1,000 hours.  Vesting in Kaiser Federal Bank contributions begins after two years of vesting service and increases for each year of vesting service until an employee becomes fully vested after six years of vesting service.

Employees may receive money from their vested accounts at retirement (age 65), early retirement (age 55 and ten years of vesting service), age 59 1/2 and still working, death, disability, or termination of employment.  Employees may obtain loans from their vested account balances or withdraw all or part of their vested accounts (not earnings) if they can prove financial hardship and are unable to meet their financial needs another way.

Kaiser Federal Bank may amend the 401(k) Plan at any time, except that no amendment may be made which would reduce the interest of any participant in or beneficiary of the 401(k) Plan trust fund or divert any of the assets of the 401(k) Plan trust fund to purposes other than the benefit of participants or their beneficiaries unless necessary to comply with any law or regulation issued by any governmental agency to which the 401(k) Plan is subject.

Employee Stock Ownership Plan.  In connection with our minority stock offering, we adopted the K-Fed Bancorp Employee Stock Ownership Plan or ESOP for eligible employees of K-Fed Bancorp and any subsidiary, including Kaiser Federal Bank.  Employees of K-Fed Bancorp and Kaiser Federal Bank who have been credited with at least 1,000 hours of service during a twelve month period are eligible to participate in the ESOP.

The ESOP borrowed funds from K-Fed Bancorp to purchase 454,940 shares of the common stock sold in our stock offering.  The shares of common stock were purchased with proceeds of a $4.5 million loan from K-Fed Bancorp.  The loan to the ESOP bears interest at 4.0% and will be repaid principally from Kaiser Federal Bank’s contributions to the ESOP over a period of ten years.  The collateral for the loan is the shares of common stock of K-Fed Bancorp purchased by the ESOP.  Shares purchased by the ESOP are held in a suspense account and are released to participants’ accounts as debt service payments are made.  Shares released from the ESOP are allocated to each eligible participant’s ESOP account based on the ratio of each such participant’s compensation to the total compensation of all eligible participants.  Forfeitures are reallocated among remaining participating employees and may reduce any amount K-Fed Bancorp might otherwise have contributed to the ESOP.  A participant vests in 100% of his or her account balance after six years of credited service.  In the case of a “change in control,” as defined in the ESOP, which triggers a termination of the ESOP, participants will become immediately fully vested in their account balances.  Benefits are payable upon retirement or other separation from service.  K-Fed Bancorp’s contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

Annual Incentive Plan.  Kaiser Federal Bank maintains an Annual Incentive Plan for our key employees.  The award is achieved only if Kaiser Federal Bank achieves a minimum target return on average assets (ROA) which is set each year by the board of directors.  If our ROA goal is achieved, each individual executive must achieve certain personal performance objectives set by the President and Chief Executive Officer or the board of directors.  One of these goals must address expense management. The President and Chief Executive Officer is eligible to receive up to 30% of her annual base salary and the remaining named executive officers are eligible to receive up to 20% of their annual base salaries under this plan.

K-Fed Bancorp 2004 Stock Benefit Plans

Outside directors and key employees of Kaiser Federal Bank, K-Fed Bancorp or their affiliates are eligible to participate in and receive awards of stock options and restricted stock under the K-Fed Bancorp 2004 Stock Option Plan, and the K-Fed Bancorp 2004 Recognition and Retention Plan, respectively.  A total of 568,675 shares of our common stock are reserved for the 2004 Stock Option Plan and 227,470 shares of our common stock are reserved for the 2004 Recognition and Retention Plan.  On November 16, 2004, directors Murbach, Nicewicz, Steinbach and Zwern were each granted non-qualified stock options to purchase 14,000 shares of our common stock. Chairman Breeden was granted non-qualified stock options to purchase 28,000 shares of our common stock.  Additionally, incentive stock options to purchase 100,000, 22,000 and 22,000 shares of our common stock were granted to Ms. Hoveland, Ms. Huber and Ms. Thompson, respectively.  A total of 373,600 stock options were granted to directors and employees.  All of the stock options granted to the directors and key employees on November 16, 2004 were granted at an exercise price of $14.50 per share, the fair market value of our common stock on the grant date.  On November 15, 2006, incentive stock options to purchase 40,000 shares of our common stock was granted to Mr. Luton, the Chief Financial Officer, with an exercise price of $17.40 per share, the fair market value of our common stock on the grant date.

On November 16, 2004, directors Murbach, Nicewicz, Steinbach and Zwern were granted a restricted stock award of 7,200 shares of our common stock. Chairman Breeden was granted a restricted stock award of 11,300 shares of our common stock.  Additionally, restricted stock awards of 40,000, 10,000 and 10,000 shares of our common stock were granted to Ms. Hoveland, Ms. Huber and Ms. Thompson, respectively.  On November 16, 2006, Mr. Luton was granted a restricted stock award of 20,000 shares of our common stock.

All stock options and restricted stock awards vest in 20% increments over a five-year period, beginning on the first anniversary of the award date.  Stock options will vest and become immediately exercisable and restricted stock awards will vest upon the grantee’s death, disability or following a change in control of K-Fed Bancorp.

Options Exercised and Stock Vested.  The following table sets forth information with respect to option exercises and common stock awards that have vested during the year ended June 30, 2007.

Option Exercises and Stock Vested for the Fiscal Year
	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
K. M. Hoveland, President and Chief Executive Officer	—	$ —	8,000	$ 140,640
Dustin Luton, Chief Financial Officer	—	—	—	—
Jeanne R. Thompson, Chief Operating Officer	—	—	2,000	35,160
Nancy H. Huber, Chief Credit Officer	—	—	2,000	35,160
___________________________

(1) The value realized on vesting represents the market value on the day the stock vested.

Nonqualified Deferred Compensation.  The following table sets forth information with respect to the Executive Nonqualified Retirement Plan at and for the year ended June 30, 2007 for the named executive officers.

Nonqualified Deferred Compensation
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
K. M. Hoveland, President and Chief Executive Officer	$ —	$ —	$ 40,835	$ —	$ 1,013,464
Dustin Luton, Chief Financial Officer	—	—	—	—	—
Jeanne R. Thompson, Chief Operating Officer	—	—	—	—	—
Nancy H. Huber, Chief Credit Officer	—	—	—	—	—

Kaiser Federal Bank Executive Non-Qualified Retirement Plan.  Kaiser Federal Bank also maintains an executive deferral program for the benefit of certain senior executives that have been designated to participate in the program.  The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings.  Ms. Hoveland, currently the only participant in the program, had $1.0 million in compensation deferred pursuant to this program as of June 30, 2007.

Potential Payments Upon Termination or Change in Control. The following table shows, as of June 30, 2007, in all cases, potential payments following a termination of employment or a change in control of K-Fed Bancorp.

	Voluntary Resignation	Early Retirement	Normal Retirement	Involuntary Termination	Involuntary Termination for cause	Involuntary Termination after change in control	Disability	Death
K.M. Hoveland
2004 Stock Option Plan(1)	$―	$―	$―	$―	$―	$ 119,000	$ 119,000	$ 119,000
2004 Recognition and Retention Plan(1)	$―	$―	$―	$―	$―	$ 376,560	$ 376,560	$ 376,560
Executive Nonqualified Retirement Plan(2)	$1,013,464	$1,013,464	$1,013,464	$1,013,464	$1,013,464	$1,013,464	$1,013,464	$1,013,464

Dustin Luton
2004 Stock Option Plan(3)	$―	$―	$―	$―	$―	$―	$―	$―
2004 Recognition and Retention Plan(3)	$―	$―	$―	$―	$―	$ 313,800	$ 313,800	$ 313,800

Jeanne R. Thompson
2004 Stock Option Plan(4)	$―	$―	$―	$―	$―	$ 26,180	$ 26,180	$ 26,180
2004 Recognition and Retention Plan(4)	$―	$―	$―	$―	$―	$ 94,140	$ 94,140	$ 94,140

Nancy J. Huber
2004 Stock Option Plan(5)	$―	$―	$―	$―	$―	$ 26,180	$ 26,180	$ 26,180
2004 Recognition and Retention Plan(5)	$―	$―	$―	$―	$―	$ 94,140	$ 94,140	$ 94,140

(1) As of June 30, 2007, 16,000 restricted shares have vested and 40,000 stock options have vested and not been exercised.  At June 30, 2007, the restricted shares of common stock granted under the plan were valued at $15.69 per share. At the same date, the “in-the-money” value of 40,000 vested and unexercised stock options granted on November 16, 2004 was $1.19 per share, based on an exercise price of $14.50 per option and a share value of $15.69.  As of June 30, 2007, 24,000 unvested shares of restricted stock and 60,000 unvested stock options granted to the executive will vest in the event of a change in control of the corporation, or the executive’s death or disability.

(2) Represents the amount of Ms. Hoveland’s deferred compensation plan as of June 30, 2007.

(3) As of June 30, 2007, no restricted shares have vested and no stock options have vested or been exercised.  At June 30, 2007, the restricted shares of common stock granted under the plan were valued at $15.69 per share. As of June 30, 2007, 20,000 unvested shares of restricted stock and 40,000 unvested stock options granted to the executive will vest in the event of a change in control of the corporation, or the executive’s death or disability.

(4) As of June 30, 2007, 4,000 restricted shares have vested and 8,800 stock options have vested and not been exercised.  At June 30, 2007, the restricted shares of common stock granted under the plan were valued at $15.69 per share. At the same date, the “in-the-money” value of 8,800 vested and unexercised stock options granted on November 16, 2004 was $1.19 per share, based on an exercise price of $14.50 per option and a share value of $15.69.  As of June 30, 2007, 6,000 unvested shares of restricted stock and 13,200 unvested stock options granted to the executive will vest in the event of a change in control of the corporation, or the executive’s death or disability.

(5) As of June 30, 2007, 4,000 restricted shares have vested and 8,800 stock options have vested and not been exercised.  At June 30, 2007, the restricted shares of common stock granted under the plan were valued at $15.69 per share. At the same date, the “in-the-money” value of 8,800 vested and unexercised stock options granted on November 16, 2004 was $1.19 per share, based on an exercise price of $14.50 per option and a share value of $15.69.  As of June 30, 2007, 6,000 unvested shares of restricted stock and 13,200 unvested stock options granted to the executive will vest in the event of a change in control of the corporation, or the executive’s death or disability.

Equity Compensation Plans

Set forth below is information, as of June 30, 2007, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	568,675	$14.90	208,555
Equity compensation plans not approved by stockholders	—	—	—
Total	568,675	$14.90	208,555

(1)	Consists of options to purchase 568,675 shares of common stock under the 2004 K-Fed Bancorp Stock Option Plan.

Directors Compensation

Members of the board of directors and the committees of K-Fed Bancorp do not receive separate compensation for their service on the board of directors or the committees of K-Fed Bancorp.

For the fiscal year ended June 30, 2007, members of the board of directors of Kaiser Federal Bank received an annual stipend of $10,000 plus an annual fee of $7,500 for board of directors meetings.  The chairman of the board of directors received an annual stipend of $25,000 plus an annual fee of $7,500 for board of directors meetings.  Each member of Kaiser Federal Bank’s executive committee received an annual fee of $4,800.  Each member of Kaiser Federal Bank’s other committees received an annual fee of $1,200 with the committee chairman receiving $1,600.  The Board Chairman received annual fees of $15,000 for attending weekly credit committee and asset/liability management committee meetings.

Directors’ Summary Compensation Table.  Set forth below is summary compensation for each of our non-employee directors.

Director Compensation
Name(1)	Fees earned or paid in cash	Stock awards(2)	Option awards(3)	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation(4)	Total
James C. Breeden	$ 67,300	$ 31,866	$ 28,560	$ —	$ —	$ 3,074	$ 130,800
Frank G. Nicewicz	19,100	20,304	14,280	—	—	1,958	55,642
Rita H. Zwern	23,500	20,304	14,280	—	—	1,958	60,042
Gerald A. Murbach	19,100	20,304	14,280	—	—	1,958	55,642
Robert C. Steinbach	23,500	20,304	14,280	—	—	1,958	60,042

(1)  Ms. Hoveland, the President and Chief Executive Officer, is also a director.  Ms. Hoveland receives compensation for serving on the board, however, her compensation has been omitted from this table and is reported in the Summary Compensation table.

(2)  The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), of restricted stock awards pursuant to the 2004 Recognition and Retention Plan and thus may include amounts from awards granted in and prior to 2007.  Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K.

(3) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, for the fiscal year ended June 30, 2007, in accordance with FAS 123(R), of stock option awards pursuant to the 2004 Stock Option Plan and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in footnote 10 to our audited financial statements for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based conditions.

(4) This amount represents dividends received on unvested stock awards in 2007. For the year ended June 30, 2007, no director received perquisites or personal benefits, which exceeded $10,000.

Compensation Committee Interlocks and Insider Participation

The compensation committee is composed of independent directors within the meaning of the NASDAQ corporate governance listing standards.  The compensation committee consists of directors Breeden, who serves as chairman, Murbach, Nicewicz and Zwern.

Compensation Committee Report

The compensation committee has issued a report that states that it has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management.  Based on this review and discussion, the compensation committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K.

This report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this report by reference, and shall not otherwise be deemed filed with the Securities and Exchange Commission.

This report has been provided by the compensation committee:

James L. Breeden, Chairman                                                                 Gerald A. Murbach
Frank G. Nicewicz                                                                                   Rita H. Zwern

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management required by this item is provided in Item 10 Directors, Executive Officers and Corporate Governance.  Please See Item 11 Executive Compensation for the Equity Compensation Plans table.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Certain Related Persons

Kaiser Federal Bank has a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations.  Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with unaffiliated third parties prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features.  In addition, all loans to directors and executive officers are approved by at least a majority of the independent, disinterested members of the board.

All loans Kaiser Federal Bank makes to its directors and executive officers are subject to regulations restricting loans and other transactions with affiliated persons of Kaiser Federal Bank.  Loans to all directors and executive officers and their associates totaled approximately $813,000 at June 30, 2007, which was 0.1% of our stockholders’ equity at that date.  All loans to directors and executive officers were performing in accordance with their terms at June 30, 2007.

Board Independence

The board of directors consists of a majority of “independent directors” within the meaning of the NASDAQ corporate governance listing standards.  The board of directors has determined that directors Breeden, Murbach, Nicewicz and Zwern are each “independent” within the meaning of the NASDAQ corporate governance listing standards.  The board of directors has adopted a policy that the independent directors of the board shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.

Item 14. Principal Accountant Fees and Services.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Chizek and Company LLP during the fiscal years ended June 30, 2007 and June 30, 2006, respectively. The aggregate fees included in the audit category were fees billed for the fiscal years for the audit of our annual financial statements and the review of our quarterly financial statements.  The aggregate fees included in each of the other categories were fees billed in the noted fiscal years.

                            2007     2006
Audit fees              $160,000     $   81,500
Audit-Related Fees         $           -     $   35,000
Tax Fees                $  23,500    $   20,800
All other fees                 $    4,195    $            -

Audit Fees. Audit fees of $160,000 and $81,500 in fiscal 2007 and 2006, respectively, were for the audit of our consolidated financial statements. The audit fees for fiscal 2007 and 2006 included fees for review of the financial statements included in our annual and quarterly reports and filed with the Securities and Exchange Commission and the preparatory internal controls attestation required under regulations of the Securities and Exchange Commission.

Audit-Related Fees. Audit-related fees of $0 and $35,000 in fiscal years 2007 and 2006, respectively were for compliance with Federal Banking and Securities laws, which are reasonably related to the performance of the audit of and review of the financial statements and that are not reported in “Audit Fees,” above.

Tax Fees. Tax fees of $23,450 in fiscal year 2007 and $20,800 in fiscal year 2006 were for services related to tax compliance and tax planning.

All Other Fees. Other fees of $4,195 in fiscal year 2007 were for the annual software license fee for management’s assessment of internal controls over financial reporting.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm.

The audit committee has considered whether the provision of non-audit services, which relate primarily to tax consulting and other compliance services rendered, is compatible with maintaining the independence of Crowe Chizek and Company LLP.  The audit committee concluded that performing such services does not affect the independence of Crowe Chizek and Company LLP in performing its function as auditor of K-Fed Bancorp.

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  The audit committee has delegated pre-approval authority to its chairman when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

                                                                K-Fed Bancorp

Date: September 13, 2007	/s/ Kay M. Hoveland
Kay M. Hoveland President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 13, 2007	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: September 13, 2007	/s/ Kay M. Hoveland
Kay M. Hoveland Director, President, Chief Executive Officer and Principal Executive Officer

Date: September 13, 2007	/s/ Dustin Luton
Chief Financial Officer Principal Financial Officer

Date: September 13, 2007	/s/ Frank Wong
Controller

Date: September 13, 2007	/s/ Rita H. Zwern
Rita H. Zwern Director and Secretary

Date: September 13, 2007	/s/ Gerald A. Murbach
Gerald A. Murbach Director

Date: September 13, 2007	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 13, 2007	/s/ Frank G. Nicewicz
Frank G. Nicewicz Director

EXHIBIT 23.1

Consent of Crowe Chizek and Company LLP

We consent to the incorporation by reference in Registration Statements on Form S-8 for the K-Fed Bancorp 2004 Stock Option Plan and the K-Fed Bancorp 2004 Recognition and Retention Plan (333-120768) and the Form S-8 for the Kaiser Federal Bank Savings and Profit Sharing Plan and Trust (333-113078) of our report dated August 25, 2007 on the consolidated financial statements of K-Fed Bancorp and on the effectiveness of internal control over financial reporting of K-Fed Bancorp which report is included in Form 10-K for K-Fed Bancorp for the year ended June 30, 2007.

/s/ Crowe Chizek and Company LLP
     Crowe Chizek and Company LLP

Oak Brook, Illinois
September 10, 2007

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
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

Date:  September 13, 2007                                                                           /s/ Kay M. Hoveland
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
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

Date: September 13, 2007	/s/ Dustin Luton
Dustin Luton
Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date:  September 13, 2007                                                                                /s/ Kay M. Hoveland
Kay M. Hoveland
Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: September 13, 2007                                                                                /s/ Dustin Luton
Dustin Luton
Chief Financial Officer

K-Fed Bancorp

The consolidated financial statements of K-Fed Mutual Holding Company have been omitted because K-Fed Mutual Holding Company has not conducted any business other than that of an organizational nature.

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The management of K-Fed Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, has been audited by Crowe Chizek and Company LLP, an independent registered public accounting firm. As stated in their attestation report, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. See “Report of Independent Registered Public Accounting Firm.”

/s/ Kay M. Hoveland	/s/ Dustin Luton
Kay M. Hoveland	Dustin Luton
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
K-Fed Bancorp
Covina, California

We have audited the accompanying consolidated statements of financial condition of K-Fed Bancorp as of June 30, 2007 and 2006, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007.  We also have audited K-Fed Bancorp’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."  K-Fed Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for it’s assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-Fed Bancorp as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, K-Fed Bancorp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in InternalControl—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLP
Oak Brook, Illinois                                                                          Crowe Chizek and Company LLP

August 25, 2007

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30 2007	June 30 2006
ASSETS
Cash and due from banks	$10,982	$7,244
Federal funds sold	15,750	18,335
Total cash and cash equivalents	26,732	25,579
Interest earning deposits in other financial institutions	2,970	9,010
Securities available-for-sale	13,579	11,289
Securities held-to-maturity, fair value of $20,514 and $23,939 at June 30, 2007 and June 30, 2006, respectively	21,096	24,738
Federal Home Loan Bank stock, at cost	9,870	8,746
Loans receivable	701,962	636,822
Deferred net loan origination fees	(134)	(202)
Net premium on purchased loans	120	195
Allowance for loan losses	(2,805)	(2,722)
Loans receivable, net	699,143	634,093
Accrued interest receivable	3,259	2,767
Premises and equipment, net	3,484	3,416
Core deposit intangible	323	437
Goodwill	3,950	3,950
Bank-owned life insurance	10,954	10,514
Other assets	4,265	4,360
Total assets	$799,625	$738,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$43,169	$43,137
Interest bearing	450,959	420,317
Total deposits	494,128	463,454
Federal Home Loan Bank advances, short-term	20,000	10,000
Federal Home Loan Bank advances, long-term	190,016	169,948
Accrued expenses and other liabilities	3,164	2,840
Total liabilities	707,308	646,242
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; June 30, 2007 — 14,724,760 shares issued. June 30, 2006 — 14,702,040 shares issued.	147	147
Additional paid-in capital	57,626	56,456
Retained earnings	49,084	46,224
Accumulated other comprehensive loss, net of tax	(126)	(247)
Unearned employee stock ownership plan shares	(3,071)	(3,526)
Treasury stock, at cost (June 30, 2007 — 775,815 shares; June 30, 2006 —495,970 shares)	(11,343)	(6,397)
Total stockholders’ equity	92,317	92,657
Total liabilities and stockholders’ equity	$799,625	$738,899

        The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended June 30
	2007	2006	2005
Interest income
Interest and fees on loans	$37,379	$32,918	$25,519
Interest on securities, taxable	1,365	1,611	1,935
Federal Home Loan Bank dividends	480	280	151
Other interest	1,942	1,012	563
Total interest income	41,166	35,821	28,168
Interest Expense
Interest on Federal Home Loan Bank advances	8,261	6,140	2,022
Interest on deposits	14,879	11,324	8,778
Total interest expense	23,140	17,464	10,800
Net interest income	18,026	18,357	17,368
Provision for loan losses	529	652	406
Net interest income after provision for loan losses	17,497	17,705	16,962
Noninterest income
Service charges and fees	2,013	1,827	1,845
ATM fees and charges	1,612	1,481	1,355
Referral commissions	259	238	207
Loss on equity investment	(99)	(588)	(505)
Bank-owned life insurance	439	426	89
Other noninterest income	35	42	65
Total noninterest income	4,259	3,426	3,056
Noninterest expense
Salaries and benefits	7,619	7,298	6,562
Occupancy and equipment	2,091	1,775	1,459
ATM expense	1,249	1,135	1,049
Advertising and promotional	316	407	401
Professional services	913	751	754
Postage	315	295	268
Telephone	461	363	331
Other operating expense	1,554	1,452	1,217
Total noninterest expense	14,518	13,476	12,041
Income before income tax expense	7,238	7,655	7,977
Income tax expense	2,534	2,726	2,980
Net income	$4,704	$4,929	$4,997

Earnings per common share:
Basic	$0.35	$0.36	$0.36
Diluted	$0.34	$0.36	$0.36

        The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

		Common Stock							Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Unearned Stock Awards	Shares	Amount	Total
Balance, June 30, 2004		14,548,500	146	55,083	38,513	(190)	(4,436)	—	—	—	89,116
Comprehensive income
Net income for the year ended June 30, 2005	$4,997	—	—	—	4,997	—	—	—	—	—	4,997
Other comprehensive income – unrealized gain on securities, net of tax	22	—	—	—	—	22	—	—	—	—	22
Total comprehensive income	$5,019
Dividends declared ($0.16 per share) *		—	—	—	(821)	—	—	—	—	—	(821)
Issuance of stock awards		166,300	1	2,344	—	—	—	(2,345)	—	—	—
Purchase of treasury stock		—	—	—	—	—	—	—	(278,470)	(3,453)	(3,453)
Allocation of stock awards		—	—	—	—	—	—	288	—	—	288
Forfeiture of stock awards		(3,000)	—	(42)	—	—	—	42	—	—	—
Allocation of ESOP common stock		—	—	156	—	—	455	—	—	—	611
Balance, June 30, 2005		14,711,800	147	57,541	42,689	(168)	(3,981)	(2,015)	(278,470)	(3,453)	$90,760
Comprehensive income
Net income for the year ended June 30, 2006	$4,929	—	—	—	4,929	—	—	—	—	—	4,929
Other comprehensive income – unrealized loss on securities, net of tax	(79)	—	—	—	—	(79)	—	—	—	—	(79)
Total comprehensive income	$4,850
Dividends declared ($0.28 per share) *		—	—	—	(1,394)	—	—	—	—	—	(1,394)
Purchase of treasury stock		—	—	—	—	—	—	—	(217,500)	(2,944)	(2,944)
Stock options earned		—	—	370	—	—	—	—	—	—	370
Allocation of stock awards		—	—	439	—	—	—	—	—	—	439
Forfeiture of stock awards		(9,760)	—	—	—	—	—	—	—	—	—
Transfer due to adoption of SFAS 123R		—	—	(2,015)	—	—	—	2,015	—	—	—
Allocation of ESOP common stock		—	—	121	—	—	455	—	—	—	576
Balance, June 30, 2006		14,702,040	$147	$56,456	$46,224	$(247)	$(3,526)	$—	(495,970)	$(6,397)	$92,657
Comprehensive income
Net income for the year ended June 30, 2007	$4,704	—	—	—	4,704	—	—	—	—	—	4,704
Other comprehensive income – unrealized gain on securities, net of tax	121	—	—	—	—	121	—	—	—	—	121
Total comprehensive income	$4,825
Dividends declared ($0.39 per share) *		—	—	—	(1,844)	—	—	—	—	—	(1,844)
Purchase of treasury stock		—	—	—	—	—	—	—	(279,845)	(4,946)	(4,946)
Stock options earned		—	—	259	—	—	—	—	—	—	259
Allocation of stock awards		—	—	366	—	—	—	—	—	—	366
Issuance of stock awards		35,000	—	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(24,000)	—	—	—	—	—	—	—	—	—
Exercise of stock options		11,720	—	170	—	—	—	—	—	—	170
Tax benefit of stock awards and options		—	—	40	—	—	—	—	—	—	40
Allocation of ESOP common stock		—	—	335	—	—	455	—	—	—	790
Balance, June 30, 2007		14,724,760	$147	$57,626	$49,084	$(126)	$(3,071)	$—	(775,815)	$(11,343)	$92,317

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

        The accompanying notes are an integral part of these financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Years Ended June 30
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$4,704	$4,929	$4,997
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on securities	248	94	164
Amortization of net premiums on loan purchases	39	547	1,357
Accretion of net loan origination fees	(51)	(29)	(53)
Accretion of net premiums on purchased certificates of deposit	(43)	(63)	(99)
Provision for loan losses	529	652	406
Federal Home Loan Bank stock dividend	(480)	(280)	(151)
Depreciation and amortization	742	507	459
Amortization of core deposit intangible	114	131	108
Loss on equity investment	99	588	505
Increase in cash surrender value of bank-owned life insurance	(439)	(426)	(89)
Amortization of debt exchange costs	68	171	250
Allocation of ESOP common stock	790	576	611
Allocation of stock awards	366	439	288
Stock options earned	259	370	—
Provision for deferred income taxes	85	54	(258)
Net change in accrued interest receivable	(492)	(457)	(267)
Net change in other assets	191	(519)	(19)
Net change in accrued expenses and other liabilities	324	(34)	198
Net cash provided by operating activities	7,053	7,250	8,407

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	—	(2,000)	(5,000)
Proceeds from maturities of held-to-maturity securities	3,425	8,051	15,428
Purchases of available-for-sale securities	(8,860)	—	—
Proceeds from maturities of available-for-sale securities	6,745	7,375	2,127
Net change in interest bearing deposits with other financial institutions	6,040	—	(6,040)
Purchases of loans	(109,794)	(161,071)	(151,145)
Net change in loans, excluding loan purchases	43,989	63,375	108,098
Purchase of FHLB stock	(644)	(4,439)	(1,547)
Redemption of FHLB stock	—	—	961
Purchase of equity investment	(128)	(232)	(229)
Purchase of bank-owned life insurance	—	—	(10,000)
Net cash received from branch acquisition	—	—	56,491
Purchases of premises and equipment	(810)	(2,432)	(408)
Net cash (used in) provided by investing activities	(60,037)	(91,373)	8,736

FINANCING ACTIVITIES
Proceeds from FHLB advances	40,000	128,000	208,416
Repayment of FHLB advances	(10,000)	(19,000)	(207,416)
Debt exchange costs	—	—	(473)
Net change in deposits	30,717	(12,275)	(8,239)
Exercise of stock options	170	—	—
Tax benefit of stock awards and options	40	—	—
Dividends paid on common stock	(1,844)	(1,394)	(821)
Purchase of treasury stock	(4,946)	(2,944)	(3,453)
Net cash provided by (used in) financing activities	54,137	92,387	(11,986)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,153	8,264	5,157
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,579	17,315	12,158
CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,732	$25,579	$17,315
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on deposits and FHLB advances	$23,115	$17,352	$10,638
Income taxes paid	2,760	3,271	2,942
SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate owned	$238	—	—

        The accompanying notes are an integral part of these financial statements

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: K-Fed Bancorp (the Company) is a majority-owned subsidiary of K-Fed Mutual Holding Company (the Parent). The Company and its Parent are holding companies. The Company’s sole subsidiary, Kaiser Federal Bank (the Bank), is a federally chartered stock savings association, which provides retail and commercial banking services to individual and business customers from its nine branches throughout California. While the Bank originates many types of retail, and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions. The accounting and reporting policies of the Company and the Bank conform to U.S. generally accepted accounting principles (GAAP) and general industry practices.

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

The issued shares resulted in gross proceeds of $56.9 million. In connection with the offering, the Company loaned $4.5 million to the Bank’s Employee Stock Ownership Plan to purchase stock and incurred $1.7 million of expenses associated with the offering resulting in net proceeds of $50.7 million to the Company. The aggregate purchase price was determined by an independent appraisal. Consistent with the Company’s stated intent for use of the stock offering proceeds, one-half of the total proceeds less offering expenses ($27.6 million) was invested in the Bank and placed in the Bank’s general funds for general corporate purposes. In addition to the 5,686,750 shares issued to eligible depositors, the Company issued 8,861,750 additional shares to K-Fed Mutual Holding Company. As a result of the offering, purchasers in the offering owned 39.09% of K-Fed Bancorp’s common stock, and K-Fed Mutual Holding Company owned 60.91%.

Principles of Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

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

Cash and Cash Equivalents: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other certificates of deposit that have an original maturity of less than 90 days. For purposes of the Statement of Cash Flows, the Company reports net cash flows for customer loan transactions (excluding loan purchases) and deposit transactions, as well as transactions involving interest bearing deposits in other financial institutions.

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

        JUNE 30, 2007, 2006 AND 2005

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

A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by non-payment of a monthly installment by the due date. Accrual of interest on loans is discontinued when the loan becomes past due 90 days as to either principal or interest. All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal and future payments are reasonably assured, in which case the loan is returned to accrual status.

Allowance for Loan Losses:The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

        JUNE 30, 2007, 2006 AND 2005

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

Real Estate Owned:Real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 90 days delinquent are processed for foreclosure and, if necessary, a specific valuation allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at the lower of carrying value or fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at the of time foreclosure. The REO balance is reduced for any subsequent declines in fair value.

Bank-Owned Life Insurance:  The Bank has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Investment in Limited Liability Partnership:  The Company has an investment in an affordable housing fund totaling $2,087,000 and $2,187,000 at June 30, 2007 and 2006, respectively, with a commitment to fund an additional $193,000 at June 30, 2007, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefit expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

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

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.

FAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. FAS-123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted FAS-123R effective July 1, 2005 applying the modified prospective transition method. Under the modified prospective transition method, the financial statements will not reflect restated amounts.  The options become exercisable in equal installments over a five-year period beginning one year from the date of grant.  The options expire ten years from the date of grant and are subject to certain restrictions and limitations.  The Company assumes 10% on ISO stock options and 5% on NQSO options in forfeitures as a component for determining expense related to the Stock Option Plan.  The effect of this pronouncement on future operations will depend on the fair value of future options issued and accordingly, cannot be determined at this time.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

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

Newly Issued But Not Yet Effective Accounting Standards: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

 tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard on July 1, 2007 did not have a significant impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on  the  assumptions market participants would use when pricing an asset or liability  and  establishes  a  fair  value  hierarchy that prioritizes the information  used  to  develop  those assumptions. Under the standard, fair value measurement would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal  years  beginning  after November 15, 2007 (July 1, 2008 for us), and  interim  periods  within  those  fiscal  years,  with  early  adoption permitted.  We do not expect the adoption of this standard will have a significant impact on the Company’s financial condition or results of operations.

In  September  2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering  the  Effects  of  Prior  Year  Misstatements when Quantifying Misstatements  in  Current  Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings.  In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.  The adoption of this standard on July 1, 2007 did not have a significant impact on the Company’s financial condition or results of operations.

Under  Emerging  Issues  Task  Force  (“EITF”)  06-4:  Accounting for deferred  compensation  and  postretirement  benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires  the  recognition  of  a  liability  related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. If the employer has agreed to maintain the insurance policy in force for the employee's benefit during retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, this FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard will have a significant impact on the Company’s financial condition or results of operations.

Under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

 Life Insurance", the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.  The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual life by individual life policy. The Task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue is effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. This was ratified at the Task Force, September 20, 2006 meeting.  We do not expect the adoption of this standard to have a significant impact on the Company’s financial condition or results of operations.

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

Restrictions on Cash:  The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $1,174,000 and $1,101,000 at June 30, 2007 and 2006, respectively.

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

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

2.	INVESTMENTS

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in  accumulated other comprehensive loss were as follows:

	Fair Value	Gross Unrealized Gains		Gross Unrealized Losses
	(In thousands)
June 30, 2007
U.S. government agency and government sponsored entity bonds	$2,994	$	─	$(6)
Mortgage-backed:
Freddie Mac	4,827		─	(139)
Collateralized mortgage obligations:
Freddie Mac	5,758		─	(69)
Total	$13,579	$	─	$(214)

June 30, 2006
U.S. government agency and government sponsored entity bonds	$5,392	$	─	$(108)
Mortgage-backed:
Freddie Mac	5,897		─	(313)
Total	$11,289	$	─	$(421)

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
	Carrying Amount	Gross Unrecognized Gains		Gross Unrecognized Losses	Fair Value
	(In thousands)
June 30, 2007
U.S. government agency and government sponsored entity bonds	$12,000	$	─	$(70)	$11,930
Mortgage-backed
Fannie Mae	303		1	─	304
Freddie Mac	217		─	(1)	216
Ginnie Mae	146		─	─	146
Collateralized mortgage obligations
Fannie Mae	2,747		─	(126)	2,621
Freddie Mac	4,926		─	(356)	4,570
Ginnie Mae	757		─	(30)	727
Total	$21,096		$1	$(583)	$20,514

June 30, 2006
U.S. government agency and government sponsored entity bonds	$12,000	$	─	$(267)	$11,733
Mortgage-backed
Fannie Mae	408		2	─	410
Freddie Mac	269		1	─	270
Ginnie Mae	168		1	─	169
Collateralized mortgage obligations
Fannie Mae	3,372		1	(162)	3,211
Freddie Mac	7,197		─	(374)	6,823
Ginnie Mae	1,324		─	(1)	1,323
Total	$24,738		$5	$(804)	$23,939

There were no sales of securities during the years ending June 30, 2007, 2006, and 2005.

The fair value of debt securities and carrying amount, if different, at June 30, 2007 by contractual maturity were as follows:

	Held-to-Maturity		Available-for-Sale
	Carrying Amount	Fair Value	Fair Value
	(In thousands)

Due within one year	$12,000	$11,930	$ ─
Due from one year to five years	─	─	2,994
Due from five years to ten years	─	─	─
Due after ten years	─	─	─
Mortgage-backed securities and Collateralized mortgage obligations	9,096	8,584	10,585
	$21,096	$20,514	$13,579

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at June 30, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2007
Description of Securities
U.S. government agency	$ ─	$ ─	$14,924	$(76)	$14,924	$(76)
Mortgage-backed	216	(1)	4,827	(139)	5,043	(140)
Collateralized mortgage obligations	972	(2)	12,163	(579)	13,135	(581)
Total temporarily impaired	$1,188	$(3)	$31,914	$(794)	$33,102	$(797)

June 30, 2006
Description of Securities
U.S. government agency	$1,982	$(18)	$15,143	$(357)	$17,125	$(375)
Mortgage-backed	─	─	5,898	(312)	5,898	(312)
Collateralized mortgage obligations	2,914	(114)	8,402	(424)	11,316	(538)
Total temporarily impaired	$4,896	$(132)	$29,443	$(1,093)	$34,339	$(1,225)

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

At June 30, 2007, fifteen debt securities had unrealized losses with aggregate depreciation of 2.3% for the Company’s amortized cost basis.  At June 30, 2006, thirteen debt securities had unrealized losses with aggregate depreciation of 3.4% for the Company’s amortized cost basis. The unrealized losses

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

 relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, and fully expects to recover their value, no declines are deemed to be other than temporary.

3.	LOANS

The composition of loans consists of the following:

	June 30,
	2007	2006
	(In thousands)
Real Estate:
One- to four-family residential, fixed rate	$348,798	$258,918
One- to four-family residential, variable rate	120,661	178,106
Multi-family residential, variable rate	88,112	89,220
Commercial real estate, variable rate	77,821	58,845
	635,392	585,089
Consumer:
Automobile	53,100	41,572
Home equity	1,446	1,787
Other consumer loans, primarily unsecured	12,024	8,374
	66,570	51,733
Total loans	701,962	636,822
Deferred net loan origination fees	(134)	(202)
Net premiums on purchased loans	120	195
Allowance for loan losses	(2,805)	(2,722)
	$699,143	$634,093

In addition to the above, the Company participates with other financial institutions in certain loans they have originated. The Company continues to service the participants’ balance, which at June 30, 2007 totaled $1.3 million and represented 2 loans. The Company receives a servicing fee of 25 basis points on these participated loans.

The Company has purchased real-estate loan participations originated by other financial institutions. All of these loan participations were purchased without recourse and are secured by real property. The originating financial institution performs all servicing functions on these loans.

The Company’s one- to four-family interest-only mortgages loans totaled $100,424,000 and $90,327,000 at June 30, 2007 and June 30, 2006, respectively.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

The following is an analysis of the changes in the allowance for loan losses:

	Years Ended June 30
	2007	2006	2005
	(In thousands)

Balance, beginning of year	$2,722	$2,408	$2,328
Provision for loan losses	529	652	406
Recoveries	322	242	222
Loans charged off	(768)	(580)	(548)
Balance, end of year	$2,805	$2,722	$2,408

There were no loans individually classified as impaired during the periods or as of June 30, 2007 and 2006.

Loans on which accrual of interest has been discontinued or reduced amounted to $1,141,000, $67,000 and $787,000 at June 30, 2007, 2006, and 2005 respectively. If interest on those loans had been accrued, such income would have been $17,000, $1,000, and $25,000 for the years ended June 30, 2007, 2006, and 2005 respectively. The effects of troubled debt restructurings are not considered material to the Company’s financial position and results of operations.

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

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:
	June 30,
	2007	2006
	(In thousands)

Building	$1,214	$998
Leasehold improvements	915	827
Furniture and equipment	4,505	4,034
	6,634	5,859
Accumulated depreciation and amortization	(3,150)	(2,443)
	$3,484	$3,416

Depreciation expense on premises and equipment totaled $742,000, $507,000, and $459,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

The Company leases office space in eight buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

Minimum rental payments under operating leases with initial or remaining terms of one year or more at June 30, 2007 are as follows (in thousands):

Years ended June 30,
2008	$845
2009	861
2010	784
2011	381
2012	147
Thereafter	423
$3,441

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2007, 2006, and 2005 for all facilities leased under operating leases totaled $967,000, $874,000, and $683,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity in balance for goodwill during the year is as follows (in thousands):

	Year Ended June 30, 2007	Year Ended June 30, 2006

Beginning of year	$3,950	$3,950
Acquired goodwill	─	─
Impairment	─	─
End of year	$3,950	$3,950

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end (in thousands):

	Year Ended June 30, 2007		Year Ended June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$676	$353	$676	$239

Aggregate amortization expense was $114,000, $131,000 and $108,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ended June 30,
2008	$97
2009	80
2010	62
2011	45
2012	27

7.	DEPOSITS

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	June 30,
	2007	2006
	(In thousands)

Noninterest-bearing demand	$43,169	$43,137
Savings	136,643	91,199
Money Market	75,599	110,987
Certificates of deposit	238,717	218,131
Total deposits	$494,128	$463,454

Deposits by maturity are summarized as follows:

	June 30,
	2007	2006
	(In thousands)

No contractual maturity	$255,411	$245,323
0-1 year maturity	174,738	122,766
Over 1-2 year maturity	20,466	32,169
Over 2-3 year maturity	20,039	18,861
Over 3-4 year maturity	13,705	23,252
Over 4-5 year maturity	9,769	21,083
Total deposits	$494,128	$463,454

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2007 and 2006 was $93,547,000 and $74,697,000, respectively.

Interest expense by major category is summarized as follows:

	Years Ended June 30
	2007	2006	2005
	(In thousands)

Savings	$1,925	$395	$405
Money Market	2,700	2,343	1,396
Certificates of deposit	10,254	8,586	6,977
Total	$14,879	$11,324	$8,778

8.	FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2007, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.18% to 5.28%, with a weighted average stated rate of 4.44%.  At June 30, 2006, the stated interest rates on the Bank’s advances from the FHLB ranged from 2.74% to 4.77%, with a weighted average stated rate of 4.20%. The contractual maturities by year of the Bank’s advances are as follows:

	June 30,
	2007		2006
	(In thousands)
Years ended June 30,
2007	$	─	$10,000
2008		20,000	20,000
2009		28,000	28,000
2010		70,000	70,000
2011		52,000	52,000
2012		40,000	─
Total advances		210,000	180,000
Deferred debt exchange costs		16	(52)
Total		$210,016	$179,948

The Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $623,792,000 and $597,051,000 as of the most recent notification date for June 30, 2007 and 2006, respectively. At June 30, 2007 and June 30, 2006, the amount available to borrow under this agreement was $101,407,000 and $109,455,000, respectively. Each advance is payable at its maturity date.  At June 30, 2007, the Bank had a $20,000,000 FHLB putable advance scheduled to mature on June 28, 2012.  The advance has a below-market, fixed initial coupon rate of 4.93% in exchange for the Bank selling FHLB the option to require repayment of the advance quarterly after June 28, 2009.  FHLB advances are subject to a prepayment penalty if repaid before the maturity date.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

The average balance of FHLB advances for the years ended June 30, 2007 and June 30, 2006 were $189,217,000 and $148,408,000 with average costs of 4.37% and 4.14%, respectively.

In August 2004, the Bank paid-off and replaced a $50 million advance from the Federal Home Loan Bank of San Francisco with five $10 million advances. The prepayment penalty of $473,000 assessed by the Federal Home Loan Bank of San Francisco is being amortized over the life of the new advances using the interest method in accordance with EITF 96-19, issued by the Financial Accounting Standards Board in 1996.

9.	EMPLOYEE BENEFITS

401(k) Plan:  The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ wage reductions. The Company contributed $120,000, $145,000, and $136,000 respectively, to the plan for the years ended June 30, 2007, 2006, and 2005.

Deferred Compensation Plan:  The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2007 and 2006 the Company has accrued a liability for executive deferrals of $1,013,000 and $973,000, respectively.

Incentive Plan:  The Company maintains an Annual Incentive Plan for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for the year ended June 2007, 2006, and 2005 totaled $71,000, $227,000 and $191,000 respectively.

10.	EMPLOYEE STOCK COMPENSATION

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for issue of shares to directors, officers, and employees.  Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant.  These shares vest over a five year period.  Pursuant to the Company’s 2004 RRP, 227,470 shares of the Company’s common stock may be awarded.  There were 107,660 restricted shares outstanding and the Company had an aggregate of 62,930 restricted shares available for future issuance under the RRP at June 30, 2007.

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

RRP shares at July 1, 2006	120,880	$14.10
Granted	35,000	17.58
Vested	(24,220)	14.10
Forfeited	(24,000)	14.10
RRP shares at June 30, 2007	107,660	$15.23

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

As of June 30, 2007, there was $1,349,000 of total unrecognized compensation cost related to nonvested shares under the plan.  The cost is expected to be recognized over a weighted average period of 3.1 years.  The total fair value of shares vested during the years ended June 30, 2007, 2006 and 2005 was $342,000, $461,000 and $0.

Stock Option Plan (“SOP”): The Company’s SOP provides for issue of options to directors, officers and employees.  Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded.  The Company implemented the SOP to promote the long-term interest of the Company and its shareholders by providing an incentive to those key employees who contribute to the operational success of the Company.  The options become exercisable in equal installments over a five-year period beginning one year from the date of grant.  The options expire ten years from the date of grant and are subject to certain restrictions and limitations.  Compensation expense, net of tax effects related to the SOP was $228,000 and $329,000 for years ended June 30, 2007 and June 30, 2006, respectively.  A summary of the status of the Company’s stock option plan and changes is presented below:

	June 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of period	350,720	$14.50
Granted	62,000	16.77
Exercised	(11,720)	14.50
Forfeited or expired	(52,600)	14.50
Outstanding at end of period	348,400	$14.90	7.72 years	$342,136
Options exercisable at end of period	114,560	$14.50	7.38 years	$136,326

Information related to the stock option plan during each year follows:

	June 30, 2007	June 30, 2006
	(In thousands)
Intrinsic value of stock options exercised	$28	$—
Cash received from options exercised	170	—
Tax benefit realized from option exercises	5	—
Weighted average fair value of stock options granted	$4.25	$—

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

There were no options granted in the year ended June 30, 2006.  Stock options granted during the years ended June 30, 2007 and June 30, 2005 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	June 30, 2007	June 30, 2006	June 30, 2005

Risk-free interest rate	4.67%	—%	3.54%
Expected option life	6.52 years	—	5 Years
Expected price volatility	23.35%	—%	39.18%
Expected dividend yield	2.33%	—%	1.33%

Estimated fair value of stock options granted	$4.25	$—	5.10

At June 30, 2007, the Company had an aggregate of 208,555 options available for future issuance under the SOP.

As of June 30, 2007, there was $878,000 of unrecognized compensation cost related to nonvested stock options.  The cost is expected to be recognized over a weighted average period of 7.7 years.  Expense will vary based on actual forfeitures.

11.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

During 2004, the Company implemented the Employee Stock Ownership Plan (ESOP), which covers substantially all of its employees. In connection with the stock offering, the Company issued 454,940 shares of common stock for allocation under the ESOP in exchange for a ten-year note in the amount of $4.5 million. The $4.5 million for the ESOP purchase was borrowed from the Company. The ESOP shares initially were pledged as collateral for the loan.

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid in the year. Principal and interest payments are scheduled to occur over a ten-year period. Contributions to the ESOP were $417,000, $442,000, and $481,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

During the year ended June 30, 2007, 45,494 shares of stock with an average fair value of $17.36 per share were committed to be released, resulting in ESOP compensation expense of $790,000.  During the year ended 2006, 45,494 shares of stock with an average fair value of $12.66 per share were committed to be released, resulting in ESOP compensation expense of $576,000. Shares held by the ESOP at June 30, 2007 and 2006 are as follows:

	2007	2006

Allocated shares	147,856	102,362
Unearned shares	307,084	352,578
Total ESOP shares	454,940	454,940

Fair value of unearned shares (in thousands)	$4,818	$5,109

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

12.	INCOME TAXES

The components of income tax expense are as follows:

	June 30
	2007	2006	2005
	(In thousands)
Current
Federal	$1,674	$1,941	$2,375
State	775	731	863
	2,449	2,672	3,238

Deferred
Federal	62	49	(210)
State	23	5	(48)
	85	54	(258)
Income tax expense	$2,534	$2,726	$2,980

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

	June 30
	2007	2006	2005
	(Dollars in thousands)

Federal income tax at statutory rate	$2,460	$2,603	$2,712
State taxes, net of federal tax benefit	525	487	532
Bank-owned life insurance	(149)	(145)	(30)
ESOP expenses	117	41	53
General business credit	(311)	(335)	(295)
Stock options	63	93	─
RRP expenses	─	(26)	─
Other, net	(171)	8	8
Total	$2,534	$2,726	$2,980

Tax expense as a percentage of income before tax	35.0%	35.6%	37.4%

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

The Company’s total net deferred tax assets are as follows:

	June 30
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,051	$913
Accrued expenses	436	429
Accrued state income tax	276	268
Unrealized loss on securities available-for-sale	88	173
RRP Plan	85	110
Total deferred tax assets	1,936	1,893
Deferred tax liabilities:
Premises and equipment	(174)	(221)
Goodwill and other intangibles	(204)	(124)
Federal Home Loan Bank Stock dividends	(487)	(290)
Other	(34)	(51)
Total deferred tax liabilities	(899)	(686)
Net deferred tax asset, included in other assets	$1,037	$1,207

13.	CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2007, is that the Bank meets all capital adequacy requirements to which it is subject.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

As of June 30, 2007 and 2006, the most recent notification from the Office of Thrift Supervision, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2007:
Total capital (to risk-weighted assets)	$67,622	13.30%	$40,660	8.00%	$50,825	10.00%
Tier 1 capital (to risk-weighted assets)	64,875	12.76	20,330	4.00	30,495	6.00
Tier 1 (core) capital (to adjusted tangible assets)	64,875	8.32	31,191	4.00	38,989	5.00

June 30, 2006:
Total capital (to risk-weighted assets)	$71,632	16.03%	$35,741	8.00%	$44,676	10.00%
Tier 1 capital (to risk-weighted assets)	68,910	15.42	17,870	4.00	26,806	6.00
Tier 1 (core) capital (to adjusted tangible assets)	68,910	9.58	28,771	4.00	35,964	5.00

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America (“GAAP”) to regulatory capital.

	June 30
	2007	2006
	(In thousands)

GAAP Equity	$69,148	$73,297
Goodwill and other intangibles	(4,273)	(4,387)
Tier 1 Capital	64,875	68,910
General allowance for loan losses	2,747	2,722
Total regulatory capital	$67,622	$71,632

Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

 may have its dividend authority restricted by the Office of Thrift Supervision.  The amount of retained earnings available for dividends was $3.8 million at June 30, 2007.   Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

K-Fed Bancorp is not currently subject to prompt corrective action regulations.

14.	LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

At June 30, 2007 and 2006, there were was $14,285,000 and $15,466,000, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2007 and 2006 amounted to $7.5 million and $1.3 million, respectively.  As of June 30, 2007, $595,000 of commitments were issued at a fixed rate of 6.375%. There were no commitments to purchase mortgage loans at June 30, 2007 and 2006, respectively.

Available credit on home equity and unsecured lines of credit is summarized as follows:

	June 30
	2007	2006
	(In thousands)

Home equity	$1,930	$2,372
Other consumer	4,485	4,693
	$6,415	$7,065

Commitments for home equity and unsecured lines of credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        JUNE 30, 2007, 2006 AND 2005

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

Other On-Balance-Sheet Financial Instruments

Other on-balance-sheet financial instruments include cash and cash equivalents, accrued interest receivable, FHLB stock and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value.

Off-Balance-Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

The estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2007		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,732	$26,732	$25,579	$25,579
Interest bearing deposits in other financial institutions	2,970	2,954	9,010	8,865
Securities available-for-sale	13,579	13,579	11,289	11,289
Securities held-to-maturity	21,096	20,514	24,738	23,939
Federal Home Loan Bank Stock	9,870	9,870	8,746	8,746
Loans, net	699,143	680,196	634,093	613,105
Accrued interest receivable	3,259	3,259	2,767	2,767
Financial liabilities:
Deposits	494,128	493,329	463,454	459,917
FHLB advances	210,016	204,745	179,948	172,372

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

16.	BUSINESS COMBINATION

On September 24, 2004, the Bank acquired the Panorama City branch of Pan American Bank. The acquisition was accounted for as a purchase and accordingly was included in the results of operations from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Assets acquired:
Teller and vault cash	$128
Loans	23
Other assets / prepayment credits	38
Core deposit intangible	676
Total assets acquired	865
Liabilities assumed:
Deposit accounts	60,971
Discount on certificates of deposit	206
Accrued interest payable	1
Total liabilities assumed (net of assets acquired)	60,313
Cash received from Pan American Bank	56,363
Goodwill	$3,950

The core deposit intangible is being amortized over 8 years on an accelerated basis and is deducted for tax purposes over 15 years using the straight line method. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortizable but is subject to annual impairment testing and is deducted for tax purposes over 15 years using the straight line method.

The Bank acquired the branch at this premium to further solidify its market share in the Los Angeles County market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and improve customer convenience by adding a new location.

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

17.	EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow (dollars in thousands).

	June 30
	2007	2006	2005
	(In thousands, except per share data)
Basic
Net income	$4,704	$4,929	$4,997
Weighted average common shares outstanding	13,627,566	13,867,645	14,071,992
Basic earnings per share	$0.35	$0.36	$0.36
Diluted
Net income	$4,704	$4,929	$4,997
Weighted average common shares outstanding for basic earnings per common share	13,627,566	13,867,645	14,071,992
Add: Dilutive effects of stock awards	23,028	─	─
Add: Dilutive effects of stock options	1,657	─	─
Average shares and dilutive potential common shares	13,652,251	13,867,645	14,071,992
Diluted earnings per common share	$0.34	$0.36	$0.36

The effect of stock awards and stock options was not included in the calculation of diluted earnings per share for the years ended June 30, 2006 and June 30, 2005 because to do so would have been anti-dilutive.  For the years ended June 30, 2007, there were no antidilutive options or awards.

18.	OTHER COMPREHENSIVE LOSS (INCOME)

Other comprehensive (loss) income components and related taxes were as follows:

	June 30
	2007	2006	2005
	(In thousands)

Unrealized holding gain (loss) on securities available-for-sale	$207	$(135)	$37
Tax effect	(86)	56	(15)
Other comprehensive income (loss)	$121	$(79)	$22

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

19.	CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth our Company’s unaudited results of operations for the four quarters ended 2007 and 2006.  The sum of the quarterly data may not be equal to the annual data.

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except share data)
Fiscal Year 2007
Interest income	$9,725	$10,245	$10,468	$10,728
Interest expense	5,153	5,859	5,938	6,190
Net interest income	4,572	4,386	4,530	4,538
Provision for loan losses	122	180	116	111
Noninterest income	1,076	1,009	1,093	1,081
Noninterest expense	3,427	3,533	3,851	3,707
Income before income tax	2,099	1,682	1,656	1,801
Income tax expense	784	537	543	670
Net income	$1,315	$1,145	$1,113	$1,131

Basic and Diluted earnings per share	$0.10	$0.08	$0.08	$0.08

Fiscal Year 2006
Interest income	$7,686	$9,013	$9,474	$9,648
Interest expense	3,316	4,429	4,772	4,947
Net interest income	4,370	4,584	4,702	4,701
Provision for loan losses	165	195	128	164
Noninterest income	745	951	873	857
Noninterest expense	3,307	3,251	3,369	3,549
Income before income tax	1,643	2,089	2,078	1,845
Income tax expense	589	767	723	647
Net income	$1,054	$1,322	$1,355	$1,198

Basic and Diluted earnings per share	$0.08	$0.10	$0.10	$0.09

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

20.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of K-Fed Bancorp follows:

CONDENSED BALANCE SHEET
 (In thousands)
	June 30 2007	June 30 2006
Assets
Cash and cash equivalents	$6,036	$4,087
Securities available for sale	13,579	11,289
ESOP Loan	3,264	3,678
Investment in bank subsidiary	69,148	73,297
Accrued income receivable	78	50
Other assets	226	308
	$92,331	$92,709
Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$14	$52
Stockholders’ equity	92,317	92,657
	$92,331	$92,709

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

CONDENSED STATEMENT OF INCOME
 (Dollars in thousands)

	June 30
	2007	2006	2005
	(In thousands)
Income
Interest on ESOP Loan	$3	$46	$102
Dividend from subsidiary	10,000	─	─
Interest on investment securities, taxable	405	513	604
Other interest and dividend income	351	44	39
Total income	10,759	603	745
Expenses
Other operating expenses	291	250	276
Income before income taxes and equity in undistributed earnings of bank subsidiary	10,468	353	469
Income taxes	160	145	182
Income before equity in undistributed earnings of bank subsidiary	10,308	208	287
Equity in undistributed earnings of bank subsidiary (dividends in excess of earnings)	(5,604)	4,721	4,710
Net income	$4,704	$4,929	$4,997

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

CONDENSED STATEMENT OF CASH FLOWS
 (Dollars in thousands)

	June 30
	2007	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$4,704	$4,929	$4,997
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	5,604	(4,721)	(4,710)
Amortization of net premiums on investments	31	49	65
Net change in accrued income receivable	(28)	26	7
Net change in other assets	(3)	(74)	(45)
Net change in accrued expenses and other liabilities	(38)	37	(90)
Net cash provided by operating activities	10,270	246	224
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(8,860)	─	─
Proceeds from maturities of available-for-sale investments	6,745	7,375	2,127
Net change in ESOP loan receivable	414	397	382
Net cash (used in) provided by investing activities	(1,701)	7,772	2,509

FINANCING ACTIVITIES
Dividends paid on common stock	(1,844)	(1,394)	(821)
Exercise of stock options	170	─	─
Purchase of treasury stock	(4,946)	(2,944)	(3,453)
Net cash used in financing activities	(6,620)	(4,338)	(4,274)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,949	3,680	(1,541)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,087	407	1,948
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,036	$4,087	$407

        K-FED BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        JUNE 30, 2007, 2006 AND 2005

21.  STOCK CONVERSION

On June 26, 2007, the Board of Directors of K-Fed Mutual Holding Company approved a plan to convert the Mutual Holding Company from the mutual to stock form of organization. The Mutual Holding Company is a federally chartered mutual holding company and currently owns approximately 63.5% of the outstanding shares of common stock of K-Fed Bancorp, which owns 100% of the issued and outstanding shares of the capital stock of Kaiser Federal Bank (the “Bank”). Pursuant to the terms of K-Fed Mutual Holding Company’s plan of conversion and reorganization, K-Fed Mutual Holding Company will convert from the mutual holding company to the stock holding company corporate structure. As part of the conversion, we are offering for sale in a subscription offering, and possibly in a community and/or a syndicated community offering, the majority ownership interest of K-Fed Bancorp that is currently owned by K-Fed Mutual Holding Company. Upon the completion of the conversion and offering, K-Fed Mutual Holding Company will cease to exist, and we will complete the transition from partial to full public stock ownership. Upon completion of the conversion, existing public stockholders of K-Fed Bancorp will receive shares of common stock of Kaiser Federal Financial Group in exchange for their shares of K-Fed Bancorp common stock in order to maintain the public stockholders’ existing percentage ownership in our organization (excluding any new shares purchased by them in the offering).

In connection with the conversion, shares of common stock of a new successor holding company, representing the ownership interest of the Mutual Holding Company, will be offered for sale to depositors of the Bank. The following persons and employee benefit plan have subscription rights to purchase shares of common stock of the new holding company in the following order of priority: (1) depositors of record as of March 31, 2006; (2) the Bank’s employee stock ownership plan; (3) depositors of record as of the end of the calendar quarter preceding the commencement of the offering; and (4) depositors entitled to vote on the conversion proposal. If necessary, shares will be offered to the general public. In addition, upon completion of the conversion of the Mutual Holding Company, shares of the Company’s common stock held by public stockholders will be exchanged for shares of a new corporation, which will become the Bank’s new parent holding company. As a result of the conversion and offering, the Mutual Holding Company and Company will cease to exist.

The conversion is subject to approval of the Office of Thrift Supervision as well as the approval of the Mutual Holding Company’s members (depositors of the Bank) and the Company’s stockholders. Proxy materials setting forth information relating to the conversion and offering will be sent to the members of the Mutual Holding Company and stockholders of the Company for their consideration. The offering will be made only by means of a prospectus in accordance with federal law and all applicable state securities laws. The conversion and offering are expected to be completed in the fourth quarter of 2007.