Form 10-Q
period 2007-09-30
K-FED BANCORP
filed 2007-11-09
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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

Common Stock, $.01 par value – 13,944,625 shares outstanding as of November 9, 2007.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
 (Dollars in thousands, except share data)
	September 30 2007	June 30 2007
ASSETS
Cash and due from banks	$6,422	$10,982
Federal funds sold	18,725	15,750
Total cash and cash equivalents	25,147	26,732
Interest earning deposits in other financial institutions	2,970	2,970
Securities available-for-sale	13,301	13,579
Securities held-to-maturity, fair value of $19,932 and $20,514 at September 30, 2007 and June 30, 2007, respectively	20,270	21,096
Federal Home Loan Bank stock, at cost	10,137	9,870
Loans receivable	710,678	701,962
Deferred net loan origination fees	(111)	(134)
Net premium on purchased loans	65	120
Allowance for loan losses	(2,942)	(2,805)
Loans receivable, net	707,690	699,143
Accrued interest receivable	3,349	3,259
Premises and equipment, net	3,370	3,484
Core deposit intangible	295	323
Goodwill	3,950	3,950
Bank-owned life insurance	11,068	10,954
Other assets	4,232	4,265
Total assets	$805,779	$799,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$45,199	$43,169
Interest bearing	463,484	450,959
Total deposits	508,683	494,128
Federal Home Loan Bank advances, short-term	20,000	20,000
Federal Home Loan Bank advances, long-term	180,022	190,016
Accrued expenses and other liabilities	3,817	3,164
Total liabilities	712,522	707,308
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; September 30, 2007 — 14,720,440 shares issued. June 30, 2007 — 14,724,760 shares issued.	147	147
Additional paid-in capital	57,847	57,626
Retained earnings	49,606	49,084
Accumulated other comprehensive loss, net of tax	(43)	(126)
Unearned employee stock ownership plan shares	(2,957)	(3,071)
Treasury stock, at cost (September 2007 — 775,815 shares; June 30, 2007 — 775,815 shares)	(11,343)	(11,343)
Total stockholders’ equity	93,257	92,317
Total liabilities and stockholders’ equity	$805,779	$799,625
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
 (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30
	2007	2006
Interest Income
Interest and fees on loans	$10,273	$8,904
Interest on securities, taxable	373	347
Federal Home Loan Bank dividends	119	113
Other interest	222	361
Total interest income	10,987	9,725
Interest Expense
Interest on deposits	4,133	3,171
Interest on Federal Home Loan Bank advances	2,327	1,982
Total interest expense	6,460	5,153
Net interest income	4,527	4,572
Provision for loan losses	168	122
Net interest income after provision for loan losses	4,359	4,450
Noninterest income
Service charges and fees	586	511
ATM fees and charges	366	371
Referral commissions	63	61
Gain (loss) on equity investment	(105)	20
Bank-owned life insurance	114	106
Other noninterest income	17	7
Total noninterest income	1,041	1,076
Noninterest expense
Salaries and benefits	2,007	1,801
Occupancy and equipment	562	520
ATM expense	317	306
Advertising and promotional	48	67
Professional services	246	201
Postage	69	69
Telephone	126	91
Other operating expense	478	372
Total noninterest expense	3,853	3,427
Income before income tax expense	1,547	2,099
Income tax expense	554	784
Net income	$993	$1,315
Comprehensive Income	$1,076	$1,398
Earnings per common share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.10
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
And Other Comprehensive Income
(Unaudited)
(Dollars in thousands, except share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2007		14,724,760	$147	$57,626	$49,084	$(126)	$(3,071)	(775,815)	$(11,343)	$92,317
Comprehensive income
Net income for the three months ended September 30, 2007	$993	—	—	—	993	—	—	—	—	993
Other comprehensive income – unrealized gain on securities, net of tax	83	—	—	—	—	83	—	—	—	83
Total comprehensive income	$1,076
Dividends paid ($0.10 per share) *		—	—	—	(471)	—	—	—	—	(471)
Stock options earned		—	—	79	—	—	—	—	—	79
Allocation of stock awards		—	—	98	—	—	—	—	—	98
Forfeiture of stock awards		(4,320)	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	44	—	—	114	—	—	158
Balance September 30, 2007		14,720,440	$147	$57,847	$49,606	$(43)	$(2,957)	(755,815)	$(11,343)	$93,257

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended September
	2007	2006
Operating Activities
Net income	$993	$1,315
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	6	12
Amortization of net premiums on loan purchases	55	35
Accretion of net loan origination fees	—	(21)
Provision for loan losses	168	122
Federal Home Loan Bank stock dividend	(119)	(113)
Depreciation and amortization	205	172
Amortization of core deposit intangible	28	32
(Gain) loss on equity investment	105	(20)
Increase in cash surrender value of bank-owned life insurance	(114)	(106)
Accretion of net premiums on purchased certificates of deposits	(37)	(15)
Amortization of debt exchange costs	6	27
Allocation of ESOP common stock	158	165
Allocation of stock awards	98	33
Stock options earned	79	89
Net increase in accrued interest receivable	(90)	(241)
Net (increase) decrease in other assets	(130)	35
Net increase in accrued expenses and other liabilities	653	1,133
Net cash provided by operating activities	2,064	2,654

Investing Activities
Proceeds from principal repayments of available-for-sale securities	413	385
Procees from principal repayments of held-to-maturity securities	826	1,047
Purchases of loans	—	(10,356)
(Increase) decrease in loans, excluding loan purchases	(8,770)	11,342
Purchase of FHLB stock	(148)	(71)
Purchases of premises and equipment	(91)	(314)
Net cash (used in) provided by investing activities	(7,770)	2,033

Financing Activities
Proceeds from FHLB advances	18,501	20,000
Repayment of FHLB advances	(28,501)	(10,000)
Dividends paid on common stock	(471)	(436)
Purchase of treasury stock	—	(917)
Net increase in deposits	14,592	5,346
Exercise of stock options	—	64
Net cash provided by financing activities	4,121	14,057

Net (decrease) increase in cash and cash equivalents	(1,585)	18,744
Cash and cash equivalents, at beginning of year	26,732	25,579
Cash and cash equivalents, at end of period	$25,147	$44,323

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Basis of Presentation:  The financial statements of K-Fed Bancorp have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2008. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Newly Issued Accounting Standards:

The  Company  adopted FASB Interpretation 48, Accounting for Uncertainty in Income  Taxes  (“FIN  48”),  as  of  January  1,  2007.   A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax  benefit  that  is  greater  than  50%  likely  of  being  realized  on examination.   For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.   The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.   The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

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

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended September 30,
	2007	2006
	(Dollars in thousands)
Net income as reported	$993	$1,315
Weighted average common shares outstanding	13,558,404	13,719,818
Basic earnings per share	$0.07	$0.10
Earnings per share assuming dilution
Net income available to common shareholders	$993	$1,315
Weighted average common shares outstanding	13,558,404	13,719,818
Dilutive effect of stock options	—	19,787
Dilutive effect of stock awards	—	8,522
Average common shares and dilutive potential common shares	13,558,404	13,748,127
Diluted earnings per share	$0.07	$0.10

For the three months ended September 30, 2007, outstanding stock options to purchase 348,400 shares and outstanding stock awards of 103,340 shares were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 3 – Stock Conversion

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

In connection with the conversion, shares of common stock of a new successor holding company, representing the ownership interest of the Mutual Holding Company, will be offered for sale to depositors of the Bank. The following persons and employee benefit plan have subscription rights to purchase shares of common stock of the new holding company in the following order of priority: (1) depositors of record as of March 31, 2006; (2) the Bank’s tax qualified employee benefit plans; (3) depositors of record as of the end of the calendar quarter preceding the commencement of the offering; and (4) depositors entitled to vote on the conversion proposal. If necessary, shares will be offered to the general public. In addition, upon completion of the conversion of the Mutual Holding Company, shares of the Company’s common stock held by public stockholders will be exchanged for shares of a new corporation, which will become the Bank’s new parent holding company. As a result of the conversion and offering, the Mutual Holding Company and Company will cease to exist. The conversion is subject to approval of the Office of Thrift Supervision as well as the approval of the Mutual Holding Company’s members (depositors of the Bank) and the Company’s stockholders.

Offering costs have been deferred and will be deducted from the proceeds of the shares sold in the offering. If the offering is not completed, all costs will be charged to expense. At June 30, 2007, $26,000 of offering costs had been incurred and deferred.

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

Comparison of Financial Condition at September 30, 2007 and June 30, 2007.

Assets: Cash and cash equivalents decreased $1.6 million, or 5.9% to $25.1 million at September 30, 2007 from $26.7 million at June 30, 2007. The decrease related to cash and due from banks which decreased $4.6 million to $6.4 million at September 30, 2007 from $11.0 million at June 30, 2007 offset by federal funds sold, which increased $2.9 million to $18.7 million at September 30, 2007 from $15.8 million at June 30, 2007.  The decrease in cash and cash equivalents was primarily attributable to fund loan origination activity.

Our investment portfolio decreased $1.1 million, or 3.2% to $33.6 million at September 30, 2007 from $34.7 million at June 30, 2007. The decrease was attributable to normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our gross loan portfolio increased $8.7 million, or 1.2% to $710.7 million at September 30, 2007 from $702.0 million at June 30, 2007. One-to-four family real estate loans decreased $11.1 million, or 2.4% to $458.4 million at September 30, 2007 from $469.5 million at June 30, 2007.  Commercial real estate loans increased $7.9 million, or 10.1% to $85.7 million at September 30, 2007 from $77.8 million at June 30, 2007.  Multifamily loans increased $10.2 million, or 11.5% to $98.3 million at September 30, 2007 from $88.1 million at June 30, 2007.  Other loans which are comprised primarily of auto loans increased $1.8 million, or 2.7% to $68.4 million at September 30, 2007 from $66.6 million at June 30, 2007. The overall loan mix remained relatively consistent, with real estate loans comprising 90.4% of the total loan portfolio at September 30, 2007, compared with 90.5% at June 30, 2007.

Deposits: Total deposits increased $14.6 million, or 2.9% to $508.7 million at September 30, 2007 from $494.1 million at June 30, 2007. The increase was primarily due to increases of $20.7 million in certificates of deposit and $2.0 million in checking accounts.  These increases were offset by reductions of $4.9 million in savings accounts and $3.2 million in money market accounts.  Certificates of deposit balances grew primarily as a result of obtaining a $15.0 million deposit from the State of California through the State’s Time Deposit program in exchange for pledging certain investment securities.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco decreased $10.0 million, or 4.8% to $200.0 million at September 30, 2007 from $210.0 million at June 30, 2007.  We interchange the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management strategies.

Stockholders’ Equity: Stockholders’ equity increased $940,000 to $93.3 million at September 30, 2007 from $92.3 million at June 30, 2007 primarily as a result of $993,000 in net income earned for the three months ended September 30, 2007, an unrealized gain on securities of $83,000 net of tax and the allocation of ESOP shares, stock awards, and stock options earned totaling $335,000. This gain was offset by cash payments of $471,000 in dividends to stockholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.10 per share for the quarter.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended September 30,
		2007 (4)			2006 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$702,819	$10,273	5.85%	$631,919	$8,904	5.64%
Securities(2)	34,099	373	4.38%	35,366	347	3.92%
Fed Funds	11,826	148	5.01%	19,076	245	5.14%
Federal Home Loan Bank stock	10,003	119	4.76%	8,848	113	5.11%
Interest-bearing deposits in other financial institutions	2,970	25	3.37%	9,010	82	3.64%
Other interest-earning assets	3,663	49	5.35%	2,188	34	6.22%
Total interest-earning assets	765,380	10,987	5.74%	706,407	9,725	5.51%
Noninterest earning assets	37,408			33,768
Total assets	$802,788			$740,175

INTEREST-BEARING LIABILITIES
Money Market	$74,728	$529	2.83%	$111,367	$799	2.87%
Savings deposits	132,759	601	1.81%	89,329	90	0.40%
Certificates of deposit	255,695	3,003	4.70%	218,013	2,282	4.19%
FHLB advances	205,019	2,327	4.54%	182,463	1,982	4.34%
Total interest-bearing liabilities	668,201	6,460	3.87%	601,172	5,153	3.43%
Noninterest bearing liabilities	41,811			46,118
Total liabilities	710,012			647,290
Equity	92,776			92,885
Total liabilities and equity	$802,788			$740,175
Net interest/spread		$4,527	1.87%		$4,572	2.08%

Margin(3)			2.37%			2.59%

Ratio of interest-earning assets to interest bearing liabilities	114.54%			117.50%

(1) Calculated net of deferred fees and loss reserves
(2) Calculated based on amortized cost
(3) Net interest income divided by interest-earning assets
(4) Yields earned and rates paid have been annualized

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006.

General. Net income for the three months ended September 30, 2007 was $993,000, a decrease of $322,000, or 24.5%, compared to net income of $1.3 million for the three months ended September 30, 2006. Earnings per basic and diluted common share were $0.07 for the three months ended September 30, 2007 compared to $0.10 for the three months ended September 30, 2006. The decrease in net income primarily resulted from an increase in non-interest expense as described below.

Interest Income. Interest income increased by $1.3 million or 13.0%, to $11.0 million for the three months ended September 30, 2007 from $9.7 million for the three months ended September 30, 2006. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $70.9 million or 11.2%, from $631.9 million for the three months ended September 30, 2006 to $702.8 million for the three months ended September 30, 2007. The increase was primarily attributable to increases in multifamily and non-residential real estate loans. Interest income was also positively impacted by a 21 basis point increase in the average yield on loans receivable from 5.64% for the three months ended September 30, 2006 to 5.85% for the three months ended September 30, 2007.  The increase in the average yield on loans receivable was primarily attributable to the addition of higher-yielding multifamily and non-residential real estate loans to our portfolio.

Interest income on securities increased by $26,000 or 7.5%, to $373,000 for the three months ended September 30, 2007 from $347,000 for the three months ended September 30, 2006. The increase resulted from a 46 basis point increase in the average yield on the securities investment portfolio from 3.92% for the three months ended September 30, 2006 to 4.38% for the three months ended September 30, 2007.

Other interest income decreased by $139,000 or 38.5% to $222,000 for the three months ended September 30, 2007 from $361,000 for the three months ended September 30, 2006.  The decrease was primarily attributable to a decrease in the average balance of fed funds sold of $7.3 million or 38.0%, from $19.1 million for the three months ended September 30, 2006 to $11.8 million for the three months ended September 30, 2007.  The decrease in fed funds was attributable to increased loan growth during the comparable periods. Interest income was also negatively impacted by a 13 basis point decrease in the average yield earned on fed funds sold from 5.14% for the three months ended September 30, 2006 to 5.01% for the three months ended September 30, 2007.  The decrease in the average yield earned on fed funds sold was primarily attributable to declines in general market rates.

Interest Expense. Interest expense increased $1.3 million, or 25.4%, for the three months ended September 30, 2007 to $6.5 million as compared to $5.2 million for the three months ended September 30, 2006. The increase was primarily attributable to an increase in the average balance of deposits and FHLB advances, combined with higher interest rates. The average balance of interest-bearing liabilities increased $67.0 million or 11.1% to $668.2 million for the three months ended September 30, 2007 from $601.2 million for the three months ended September 30, 2006.  The average interest rates on interest-bearing liabilities increased 44 basis points to 3.87% for the three months ended September 30, 2007 from 3.43% for the three months ended September 30, 2006.

Net Interest Income.  Net income before provision for loan losses decreased $45,000 or 1.0%, to $4.5 million for the three months ended September 30, 2007 from $4.6 million for the three months ended September 30, 2006.  The decline was attributable to continued compression in our net interest margin as a result of the current yield curve.  As a result, the net interest margin decreased 22 basis points from 2.59% for the three months ended September 30, 2006 to 2.37% for the three months ended September 30, 2007.

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

Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement, we determine impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

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

Our provision for loan losses was $168,000 for the three months ended September 30, 2007 compared to $122,000 for the three months ended September 30, 2006. The allowance for loan losses as a percent of total loans was 0.41% at September 30, 2007 as compared to 0.44% at September 30, 2006. The increase in provision for loan losses was primarily attributable to an increase in our multifamily and commercial real estate lending, which has a higher risk than our traditional one-to four-family real estate lending.  Our gross loan portfolio increased $75.0 million, or 11.8% to $710.7 million at September 30, 2007 from $635.7 million at September 30, 2006.  The assumptions are based both on current industry and economic trends in addition to our internal loan loss history.  We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income decreased $35,000, or 3.3%, to $1.0 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006. The decrease was primarily the result of an increase in losses attributable to our investment in a California Affordable Housing Program offset by increased fee and transaction income related to customer service charges and fees.

Noninterest Expense. Our noninterest expense increased $426,000, or 12.4% to $3.9 million for the three months ended September 30, 2007 from $3.4 million for the three months ended September 30, 2006. The increase was primarily due to a $206,000 increase in salaries and benefits, a $106,000 increase in other operating expense and a $45,000 increase in professional services.

Salaries and benefits represented 52.1% of total noninterest expense for the three months ended September 30, 2007 compared to 52.6% for the three months ended September 30, 2006. Total salaries and benefits increased $206,000, or 11.4% to $2.0 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. The increase was primarily due to annual salary increases and higher restricted stock award expense.

Other operating expense increased $106,000, or 28.5% to $478,000 for the three months ended September 30, 2007 from $372,000 for the three months ended September 30, 2006. The increase was primarily attributable to the Federal Deposit Insurance Corporation imposing additional deposit insurance assessments effective January 1, 2007.

Professional services increased $45,000, or 22.4% to $246,000 for the three months ended September 30, 2007 from $201,000 for the three months ended September 30, 2006. The increase in professional services was primarily due to increased legal costs stemming from the bankruptcy of U.S. Mortgage as discussed in Part II Item 1 — Legal Proceedings.

Income Tax Expense. Income tax expense for the three months ended September 30, 2007 was $554,000 compared to $784,000 for the three months ended September 30, 2006. This decrease was primarily the result of lower pre-tax income of $1.5 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006. The effective tax rate was 35.8% and 37.4% for the three months ended September 30, 2007 and 2006, respectively.  The decrease in effective tax rate is due to low income housing credits which have a greater impact on our rate when our taxable income is lower.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2007, the total approved loan commitments unfunded amounted to $9.3 million, which includes the unadvanced portion of loans of $6.3 million.

During the quarter ended September 30, 2007, the Bank pledged certain investment securities and obtained $15.0 million in deposits with the State of California through the State’s Time Deposit program.  Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at September 30, 2007, totaled $106.3 million and $20.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2007, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $113.6 million.  Kaiser Federal Bank’s credit limit with the Federal Home Loan Bank is limited to 40% of the Bank’s total assets.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at September 30, 2007. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.
	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$68,959	13.33%	$41,391	8.00%	$51,739	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	66,135	12.78	20,696	4.00	31,043	6.00
Tier 1 (core) capital (to adjusted tangible assets)	66,135	8.40	31,508	4.00	39,385	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards.  At September 30, 2007, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2007 which is the latest information available that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007.

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

                                      K-Fed Bancorp
              Registrant

Date: November 9, 2007                                                                                                                            /s/ Kay M. Hoveland
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:  November 9, 2007                                                                                     /s/ Kay M. Hoveland
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date:  November 9, 2007                                                                                     /s/ Dustin Luton
              Dustin Luton
              Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 9, 2007                                                                                /s/ Kay M. Hoveland
Kay M. Hoveland
Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 9, 2007                                                                                /s/ Dustin Luton
Dustin Luton
Chief Financial Officer