Form 10-Q
period 2007-12-31
K-FED BANCORP
filed 2008-02-08
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 13,949,625 shares outstanding as of February 4, 2008.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
 (Dollars in thousands, except share data)
	December 31 2007	June 30 2007
ASSETS
Cash and due from banks	$7,473	$10,982
Federal funds sold	23,975	15,750
Total cash and cash equivalents	31,448	26,732
Interest earning deposits in other financial institutions	—	2,970
Securities available-for-sale	9,892	13,579
Securities held-to-maturity, fair value of $9,753 and $20,514 at December 31, 2007 and June 30, 2007, respectively	9,992	21,096
Federal Home Loan Bank stock, at cost	12,220	9,870
Loans receivable	743,593	701,962
Deferred net loan origination fees	(54)	(134)
Net premium on purchased loans	8	120
Allowance for loan losses	(2,882)	(2,805)
Loans receivable, net	740,665	699,143
Accrued interest receivable	3,329	3,259
Premises and equipment, net	3,224	3,484
Core deposit intangible	272	323
Goodwill	3,950	3,950
Bank-owned life insurance	11,176	10,954
Other assets	4,217	4,265
Total assets	$830,385	$799,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$43,585	$43,169
Interest bearing	420,196	450,959
Total deposits	463,781	494,128
Federal Home Loan Bank advances, short-term	38,000	20,000
Federal Home Loan Bank advances, long-term	207,019	190,016
State of California time deposit	25,000	—
Accrued expenses and other liabilities	3,060	3,164
Total liabilities	736,860	707,308
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; December 31, 2007 — 14,725,440 shares issued. June 30, 2007 — 14,724,760 shares issued.	147	147
Additional paid-in capital	58,029	57,626
Retained earnings	49,539	49,084
Accumulated other comprehensive loss, net of tax	(4)	(126)
Unearned employee stock ownership plan shares	(2,843)	(3,071)
Treasury stock, at cost (December 31, 2007 — 775,815 shares; June 30, 2007 — 775,815 shares)	(11,343)	(11,343)
Total stockholders’ equity	93,525	92,317
Total liabilities and stockholders’ equity	$830,385	$799,625
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
 (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$10,634	$9,114	$20,907	$18,017
Interest on securities, taxable	285	336	658	684
Federal Home Loan Bank dividends	133	124	251	237
Other interest	199	671	422	1,032
Total interest income	11,251	10,245	22,238	19,970
Interest Expense
Interest on deposits	3,844	3,749	7,918	6,920
Interest on borrowings	2,644	2,110	5,030	4,092
Total interest expense	6,488	5,859	12,948	11,012
Net interest income	4,763	4,386	9,290	8,958
Provision for loan losses	184	180	352	303
Net interest income after provision for loan losses	4,579	4,206	8,938	8,655
Noninterest income
Service charges and fees	595	490	1,180	1,001
ATM fees and charges	369	402	734	773
Referral commissions	70	80	134	142
Loss on equity investment	(105)	(75)	(210)	(56)
Bank-owned life insurance	107	105	222	212
Other noninterest income	4	7	9	14
Total noninterest income	1,040	1,009	2,069	2,086
Noninterest expense
Salaries and benefits	1,985	1,896	3,992	3,698
Occupancy and equipment	569	510	1,132	1,030
ATM expense	309	318	626	625
Advertising and promotional	78	65	125	131
Professional services	221	154	467	355
Postage	79	80	148	149
Telephone	128	127	254	218
Stock offering costs	1,270	—	1,270	—
Other operating expense	442	383	907	755
Total noninterest expense	5,081	3,533	8,921	6,961
Income before income tax expense	538	1,682	2,086	3,780
Income tax expense	132	537	687	1,320
Net income	$406	$1,145	$1,399	$2,460
Comprehensive Income	$445	$1,186	$1,521	$2,584
Earnings per common share:
Basic	$0.03	$0.08	$0.10	$0.18
Diluted	$0.03	$0.08	$0.10	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
And Other Comprehensive Income
(Unaudited)
(Dollars in thousands, except share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2007		14,724,760	$147	$57,626	$49,084	$(126)	$(3,071)	(775,815)	$(11,343)	$92,317
Comprehensive income
Net income for the six months ended December 31, 2007	$1,399	—	—	—	1,399	—	—	—	—	1,399
Other comprehensive income – unrealized gain on securities, net of tax	122	—	—	—	—	122	—	—	—	122
Total comprehensive income	$1,521
Dividends paid ($0.20 per share) *		—	—	—	(944)	—	—	—	—	(944)
Stock options earned		—	—	158	—	—	—	—	—	158
Allocation of stock awards		—	—	211	—	—	—	—	—	211
Tax benefit of RRP shares vesting		—	—	(35)	—	—	—	—	—	(35)
Issuance of stock awards		5,000	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(4,320)	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	69	—	—	228	—	—	297
Balance December 31, 2007		14,725,440	$147	$58,029	$49,539	$(4)	$(2,843)	(755,815)	$(11,343)	$93,525

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended December 31
	2007	2006
Operating Activities
Net income	$1,399	$2,460
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	12	21
Amortization of net premiums on loan purchases	112	120
Accretion of net loan origination fees	(20)	(46)
Provision for loan losses	352	303
Federal Home Loan Bank stock dividend	(251)	(237)
Depreciation and amortization	412	350
Amortization of core deposit intangible	51	59
Loss on equity investment	210	56
Increase in cash surrender value of bank-owned life insurance	(222)	(212)
Accretion of net premiums on purchased certificates of deposits	(37)	(28)
Amortization of debt exchange costs	4	37
Allocation of ESOP common stock	297	365
Allocation of stock awards	211	134
Stock options earned	158	102
Net increase in accrued interest receivable	(70)	(298)
Net (increase) decrease in other assets	(246)	234
Net decrease in accrued expenses and other liabilities	(104)	(410)
Net cash provided by operating activities	2,268	3,010

Investing Activities
Proceeds from maturities and principal repayments of available-for-sale securities	3,882	608
Proceeds from maturities and principal repayments of held-to-maturity securities	11,104	1,924
Decrease in interest bearing deposits at other institutions	2,970	5,940
Purchases of loans	—	(53,461)
(Increase) decrease in loans, excluding loan purchases	(41,966)	16,622
Purchases of FHLB stock	(2,099)	(70)
Purchases of premises and equipment	(154)	(638)
Net cash used in investing activities	(26,263)	(29,075)

Financing Activities
Proceeds from FHLB advances	93,500	20,000
Repayment of FHLB advances	(58,500)	(10,000)
Dividends paid on common stock	(944)	(911)
Purchases of treasury stock	—	(2,818)
Net (decrease) increase in deposits	(30,310)	28,546
Increase in State of California time deposit	25,000	—
Exercise of stock options	—	149
Tax benefit from RRP shares vesting	(35)	35
Net cash provided by financing activities	28,711	35,001

Net increase in cash and cash equivalents	4,716	8,936
Cash and cash equivalents, at beginning of year	26,732	25,579
Cash and cash equivalents, at end of period	$31,448	$34,515

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

The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2008. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Newly Issued Accounting Standards:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes:  an interpretation of Statement of Financial Accounting Standards (“SFAS”) Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006.

We adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the three and six months ended December 31, 2007.  The adoption of FIN 48 had no effect on our financial condition or results of operations.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$406	$1,145	$1,399	$2,460
Weighted average common shares outstanding	13,596,244	13,656,748	13,567,813	13,689,339
Basic earnings per share	$0.03	$0.08	$0.10	$0.18

Earnings per share assuming dilution
Net income available to common shareholders	$406	$1,145	$1,399	$2,460

Weighted average common shares outstanding	13,596,244	13,656,748	13,567,813	13,689,339
Dilutive effect of stock options	—	12,835	—	5,297
Dilutive effect of stock awards	—	52,122	—	50,199
Average common shares and dilutive potential common shares	13,596,244	13,721,705	13,567,813	13,744,835
Diluted earnings per share	$0.03	$0.08	$0.10	$0.18

For the three and six months ended December 31, 2007, outstanding stock options to purchase 339,400 shares and outstanding stock awards of 78,560 shares were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 3 – Termination of Second Step Conversion and Offering

On November 29, 2007, K-Fed Bancorp, the holding company of Kaiser Federal Bank, announced that Kaiser Federal Financial Group, Inc, the proposed new holding company of Kaiser Federal Bank, had terminated its subscription and community offering in connection with the second step conversion of K-Fed Mutual Holding Company.

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

Comparison of Financial Condition at December 31, 2007 and June 30, 2007.

Assets: Cash and cash equivalents increased $4.7 million, or 17.6% to $31.4 million at December 31, 2007 from $26.7 million at June 30, 2007. The increase related to federal funds sold, which increased $8.2 million to $24.0 million at December 31, 2007 from $15.8 million at June 30, 2007 offset by a $3.5 million decrease in cash and due from banks to $7.5 million at December 31, 2007 from $11.0 million at June 30, 2007.

Our investment portfolio decreased $14.8 million, or 42.7% to $19.9 million at December 31, 2007 from $34.7 million at June 30, 2007. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our gross loan portfolio increased $41.6 million, or 5.9% to $743.6 million at December 31, 2007 from $702.0 million at June 30, 2007. The increase was primarily due to the bank’s focus on income property loans as a means of diversifying the mortgage portfolio. One-to four-family real estate loans decreased $17.7 million, or 3.8% to $451.8 million at December 31, 2007 from $469.5 million at June 30, 2007.  Commercial real estate loans increased $20.9 million, or 26.8% to $98.7 million at December 31, 2007 from $77.8 million at June 30, 2007.  Multifamily loans increased $28.6 million, or 32.5% to $116.7 million at December 31, 2007 from $88.1 million at June 30, 2007.  Other loans which are comprised primarily of automobile loans increased $9.8 million, or 14.7% to $76.4 million at December 31, 2007 from $66.6 million at June 30, 2007. Real estate loans comprised 89.7% of the total loan portfolio at December 31, 2007, compared with 90.5% at June 30, 2007.

Deposits: Total deposits decreased $30.3 million, or 6.1% to $463.8 million at December 31, 2007 from $494.1 million at June 30, 2007. The decrease was primarily due to declines in savings, money market and certificate of deposits products as a result of the bank’s focus on core relationships with customers instead of rate offerings.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco increased $35.0 million, or 16.7% to $245.0 million at December 31, 2007 from $210.0 million at June 30, 2007.  We interchange the use of deposits and borrowings to fund assets such as the origination and purchase of loans depending on various factors including liquidity and asset/liability management strategies. Other borrowings are comprised of $25.0 million in deposits from the State of California through the State’s Time Deposit program in exchange for pledging certain investment securities as collateral.

Stockholders’ Equity: Stockholders’ equity increased $1.2 million to $93.5 million at December 31, 2007 from $92.3 million at June 30, 2007 primarily as a result of $1.4 million in net income earned for the six months ended December 31, 2007, an unrealized gain on securities of $122,000 net of tax and the allocation of ESOP shares, stock awards, and stock options earned totaling $666,000. This gain was offset by cash payments of $944,000 in dividends to stockholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.20 per share for the six months ended December 31, 2007.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended December 31,
		2007 (4)			2006 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$722,873	$10,634	5.88%	$639,363	$9,114	5.70%
Securities(2)	25,454	285	4.48%	34,210	336	3.93%
Fed Funds	15,968	182	4.56%	45,724	589	5.15%
Federal Home Loan Bank stock	10,708	133	4.97%	9,023	124	5.50%
Interest-earning deposits in other financial institutions	1,178	10	3.40%	5,793	46	3.18%
Other interest-earning assets	577	7	4.85%	2,863	36	5.03%
Total interest-earning assets	776,758	11,251	5.79%	736,976	10,245	5.56%
Noninterest earning assets	32,869			35,959
Total assets	$809,627			$772,935

INTEREST-BEARING LIABILITIES
Money Market	$72,920	$510	2.80%	$100,566	$714	2.84%
Savings deposits	128,767	523	1.62%	114,608	454	1.58%
Certificates of deposit	230,846	2,811	4.87%	224,120	2,581	4.61%
Other borrowings	235,035	2,644	4.50%	189,980	2,110	4.44%
Total interest-bearing liabilities	667,568	6,488	3.89%	629,274	5,859	3.72%
Noninterest bearing liabilities	48,502			51,004
Total liabilities	716,070			680,278
Equity	93,557			92,657
Total liabilities and equity	$809,627			$772,935
Net interest/spread		$4,763	1.90%		$4,386	1.84%

Margin(3)			2.45%			2.38%

Ratio of interest-earning assets to interest bearing liabilities	116.36%			117.12%

(1) Calculated net of deferred fees and loss reserves.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Yields earned and rates paid have been annualized.

	For the six months ended December 31,
		2007 (4)			2006 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$713,583	$20,907	5.86%	$636,244	$18,017	5.66%
Securities(2)	29,234	658	4.50%	34,797	684	3.93%
Fed Funds	15,879	330	4.16%	32,364	833	5.15%
Federal Home Loan Bank stock	10,387	251	4.83%	8,936	237	5.30%
Interest-earning deposits in other financial institutions	2,061	35	3.40%	7,171	128	3.57%
Other interest-earning assets	2,349	57	4.85%	2,407	71	5.90%
Total interest-earning assets	773,493	22,238	5.75%	721,919	19,970	5.53%
Noninterest earning assets	32,775			34,746
Total assets	$806,268			$756,665

INTEREST-BEARING LIABILITIES
Money Market	$74,026	$1,038	2.80%	$105,521	$1,513	2.87%
Savings deposits	132,825	1,125	1.69%	103,961	544	1.05%
Certificates of deposit	236,902	5,755	4.86%	226,634	4,863	4.29%
Other borrowings	225,028	5,030	4.47%	185,685	4,092	4.41%
Total interest-bearing liabilities	668,781	12,948	3.87%	621,801	11,012	3.54%
Noninterest bearing liabilities	44,334			42,133
Total liabilities	713,115			663,934
Equity	93,153			92,731
Total liabilities and equity	$806,268			$756,665
Net interest/spread		$9,290	1.88%		$8,958	1.99%

Margin(3)			2.40%			2.48%

Ratio of interest-earning assets to interest bearing liabilities	115.66%			116.10%

(1) Calculated net of deferred fees and loss reserves.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Yields earned and rates paid have been annualized.

Comparison of Results of Operations for the Three Months Ended December 31, 2007 and December 31, 2006.

General. Net income for the three months ended December 31, 2007 was $406,000, a decrease of $739,000, or 64.5%, compared to net income of $1.1 million for the three months ended December 31, 2006. Earnings per basic and diluted common share were $0.03 for the three months ended December 31, 2007 compared to $0.08 for the three months ended December 31, 2006. The decline in net income for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 primarily resulted from recognizing $1.3 million in stock offering costs resulting from the cancellation of the second stock offering.  If the stock offering had been successful, these costs would have been deducted from the proceeds of the offering as required by GAAP instead of being expensed.

Interest Income. Interest income increased by $1.1 million or 9.8%, to $11.3 million for the three months ended December 31, 2007 from $10.2 million for the three months ended December 31, 2006. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $83.5 million or 13.1%, from $639.4 million for the three months ended December 31, 2006 to $722.9 million for the three months ended December 31, 2007. Interest income was also positively impacted by an 18 basis point increase in the average yield on loans receivable from 5.70% for the three months ended December 31, 2006 to 5.88% for the three months ended December 31, 2007.  The increase in the average yield on loans receivable was primarily attributable to the addition of higher-yielding multifamily and non-residential real estate loans to the bank’s portfolio.

Interest income on securities decreased by $51,000 or 15.2%, to $285,000 for the three months ended December 31, 2007 from $336,000 for the three months ended December 31, 2006. The decrease was attributable to an $8.8 million decrease in the average balance of investment securities from $34.2 million for the three months ended December 31, 2006 to $25.5 million for the three months ended December 31, 2007.

Other interest income decreased by $472,000 or 70.3% to $199,000 for the three months ended December 31, 2007 from $671,000 for the three months ended December 31, 2006.  The decrease was primarily attributable to a decrease in the average balance of fed funds sold of $29.7 million or 65.0%, from $45.7 million for the three months ended December 31, 2006 to $16.0 million for the three months ended December 31, 2007.  The decrease in fed funds was attributable to increased loan growth during the comparable periods. Interest income was also negatively impacted by a 59 basis point decrease in the average yield earned on fed funds sold from 5.15% for the three months ended December 31, 2006 to 4.56% for the three months ended December 31, 2007.  The decrease in the average yield on fed funds sold was primarily attributable to declines in the fed funds rate during the comparable periods.

Interest Expense. Interest expense increased $629,000, or 10.7% to $6.5 million for the three months ended December 31, 2007 compared to $5.9 million for the three months ended December 31, 2006. The increase was primarily attributable to an increase in the average balance of FHLB advances and other borrowings, combined with higher interest rate levels. The average balance of interest-bearing liabilities increased $38.3 million or 6.1% to $667.6 million for the three months ended December 31, 2007 from $629.3 million for the three months ended December 31, 2006.  Interest expense was also negatively impacted by a 17 basis point increase in the average interest rates paid on interest-bearing liabilities to 3.89% for the three months ended December 31, 2007 from 3.72% for the three months ended December 31, 2006.

Net Interest Income.  Net income before provision for loan losses increased $377,000 or 8.6%, to $4.8 million for the three months ended December 31, 2007 from $4.4 million for the three months ended December 31, 2006.  The increase was attributable to an increase in the net interest margin as a result of higher yielding multifamily and non-residential loans.  The net interest margin increased 7 basis points to 2.45% for the three months ended December 31, 2007 from 2.38% for the three months ended December 31, 2006.

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

Our provision for loan losses was $184,000 for the three months ended December 31, 2007 compared to $180,000 for the three months ended December 31, 2006. The allowance for loan losses as a percent of total loans was 0.39% at December 31, 2007 as compared to 0.44% at December 31, 2006.   The balance of the allowance for loan losses at December 31, 2007 and the related provision for the quarter then ended was impacted by a decrease in the amount of classified loans, increases in historical loss factors for consumer loans based on the recent charge-off activity and some minor adjustments to the real estate loan subjective factors based on current market conditions.  Our gross loan portfolio increased $70.2 million, or 10.4% to $743.6 million at December 31, 2007 from $673.4 million at December 31, 2006.  The assumptions are based both on current industry and economic trends in addition to our internal loan loss history.  We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $31,000, or 3.1% to $1.04 million for the three months ended December 31, 2007 compared to $1.01 million for the three months ended December 31, 2006. The increase was primarily the result of an increase in customer service charges and fees offset by lower ATM fees and charges and higher losses attributable to our investment in a California Affordable Housing Program Fund.

Noninterest Expense. Our noninterest expense increased $1.6 million, or 43.8% to $5.1 million for the three months ended December 31, 2007 from $3.5 million for the three months ended December 31, 2006. The increase was primarily due to the recognition of $1.3 million in stock offering costs, an $89,000 increase in salaries and benefits, a $67,000 increase in professional services and a $59,000 increase in other operating expense.

Total salaries and benefits increased $89,000, or 4.7% to $2.0 million for the three months ended December 31, 2007 from $1.9 million for the three months ended December 31, 2006. The increase was primarily due to annual salary increases.

Professional services increased $67,000, or 43.5% to $221,000 for the three months ended December 31, 2007 from $154,000 for the three months ended December 31, 2006. The increase in professional services was primarily due to increased legal costs stemming from the bankruptcy of U.S. Mortgage as discussed in Part II Item 1 — Legal Proceedings.

Other operating expense increased $59,000, or 15.4% to $442,000 for the three months ended December 31, 2007 from $383,000 for the three months ended December 31, 2006. The increase was primarily attributable to the Federal Deposit Insurance Corporation imposing additional deposit insurance assessments effective January 1, 2007.

Income Tax Expense. Income tax expense decreased $405,000, or 75.4% to $132,000 for the three months ended December 31, 2007 compared to $537,000 for the three months ended December 31, 2006. This decrease was primarily the result of lower pre-tax income of $538,000 for the three months ended December 31, 2007 compared to $1.7 million for the three months ended December 31, 2006. The effective tax rate was 24.5% and 31.9% for the three months ended December 31, 2007 and 2006, respectively.  The decrease in effective tax rate was attributable to an increase in non-taxable income from our bank-owned life insurance and low income housing credits which have a greater impact on our rate when our taxable income is lower.

Comparison of Results of Operations for the Six Months Ended December 31, 2007 and December 31, 2006.

General. Net income for the six months ended December 31, 2007 was $1.4 million, a decrease of $1.1 million, or 43.1%, compared to net income of $2.5 million for the six months ended December 31, 2006. Earnings per basic and diluted common share were $0.10 for the six months ended December 31, 2007 compared to $0.18 for the six months ended December 31, 2006. The decline in net income for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 primarily resulted from recognizing $1.3 million in stock offering costs resulting from the cancellation of the second stock offering.  If the stock offering had been successful, these costs would have been deducted from the proceeds of the offering as required by GAAP instead of being expensed.

Interest Income. Interest income increased by $2.2 million or 11.4%, to $22.2 million for the six months ended December 31, 2007 from $20.0 million for the six months ended December 31, 2006. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $77.4 million or 12.2%, from $636.2 million for the six months ended December 31, 2006 to $713.6 million for the six months ended December 31, 2007. Interest income was also positively impacted by a 20 basis point increase in the average yield on loans receivable from 5.66% for the six months ended December 31, 2006 to 5.86% for the six months ended December 31, 2007.  The increase in the average yield on loans receivable was primarily attributable to the addition of higher-yielding multifamily and non-residential real estate loans to the bank’s portfolio.

Interest income on securities decreased by $26,000 or 3.8%, to $658,000 for the six months ended December 31, 2007 from $684,000 for the six months ended December 31, 2006. The decrease was attributable to a $5.6 million decrease in the average balance of investment securities from $34.8 million for the six months ended December 31, 2006 to $29.2 million for the six months ended December 31, 2007.

Other interest income decreased by $610,000 or 59.1% to $422,000 for the six months ended December 31, 2007 from $1.0 million for the six months ended December 31, 2006.  The decrease was primarily attributable to a decrease in the average balance of fed funds sold of $16.5 million or 50.9%, from $32.4 million for the six months ended December 31, 2006 to $15.9 million for the six months ended December 31, 2007.  The decrease in fed funds was attributable to increased loan growth during the comparable periods. Interest income was also negatively impacted by a 99 basis point decrease in the average yield earned on fed funds sold from 5.15% for the six months ended December 31, 2006 to 4.16% for the six months ended December 31, 2007.  The decrease in the average yield on fed funds sold was primarily attributable to declines in the fed funds rate during the comparable periods.

Interest Expense. Interest expense increased $1.9 million, or 17.6% to $12.9 million for the six months ended December 31, 2007 compared to $11.0 million for the six months ended December 31, 2006. The increase was primarily attributable to an increase in the average balance of deposits and FHLB advances, combined with higher interest rate levels. The average balance of interest-bearing liabilities increased $47.0 million or 7.6% to $668.8 million for the six months ended December 31, 2007 from $621.8 million for the six months ended December 31, 2006.  Interest expense was also negatively impacted by a 33 basis point increase in the average interest rate paid on interest-bearing liabilities to 3.87% for the six months ended December 31, 2007 from 3.54% for the six months ended December 31, 2006.

Provision for Loan Losses. Our provision for loan losses was $352,000 for the six months ended December 31, 2007 compared to $303,000 for the six months ended December 31, 2006. The allowance for loan losses as a percent of total loans was 0.39% at December 31, 2007 as compared to 0.44% at December 31, 2006. The increase in provision for loan losses was primarily attributable to an increase in multifamily and commercial real estate lending, which generally has a higher risk than traditional one-to four-family real estate lending.  Our gross loan portfolio increased $70.2 million, or 10.4% to $743.6 million at December 31, 2007 from $673.4 million at December 31, 2006.  The assumptions are based both on current industry and economic trends in addition to our internal loan loss history.  We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income decreased $17,000, or 0.8% to$2.07 million for the six months ended December 31, 2007 compared to $2.09 million for the six months ended December 31, 2006. The decrease was primarily the result of an increase in losses attributable to our investment in a California Affordable Housing Program Fund offset by increased fee and transaction income related to customer service charges and fees.

Noninterest Expense. Our noninterest expense increased $1.9 million, or 28.2% to $8.9 million for the six months ended December 31, 2007 from $7.0 million for the six months ended December 31, 2006. The increase was primarily due to the recognition of $1.3 million in stock offering costs, a $294,000 increase in salaries and benefits, a $112,000 increase in professional services and a $152,000 increase in other operating expense.

Total salaries and benefits increased $294,000, or 8.0% to $4.0 million for the six months ended December 31, 2007 from $3.7 million for the six months ended December 31, 2006. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Professional services increased $112,000, or 31.5% to $467,000 for the six months ended December 31, 2007 from $355,000 for the six months ended December 31, 2006. The increase in professional services was primarily due to increased legal costs stemming from the bankruptcy of U.S. Mortgage as discussed in Part II Item 1 — Legal Proceedings.

Other operating expense increased $152,000, or 20.1% to $907,000 for the six months ended December 31, 2007 from $755,000 for the six months ended December 31, 2006. The increase was primarily attributable to the Federal Deposit Insurance Corporation imposing additional deposit insurance assessments effective January 1, 2007.

Income Tax Expense. Income tax expense decreased $633,000, or 48.0% to $687,000 for the six months ended December 31, 2007 compared to $1.3 million for the six months ended December 31, 2006. This decrease was primarily the result of lower pre-tax income of $2.1 million for the six months ended December 31, 2007 compared to $3.8 million for the six months ended December 31, 2006. The effective tax rate was 32.9% and 34.9% for the six months ended December 31, 2007 and 2006, respectively.  The decrease in effective tax rate was attributable to an increase in non-taxable income from our bank-owned life insurance and low income housing credits which have a greater impact on our rate when our taxable income is lower.

Asset Quality

The asset quality of the Bank has remained strong and consistent over the past quarter. This has been accomplished by the strict adherence to our long standing disciplined credit culture that emphasizes the consistent application of our underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, we underwrite each loan based upon our own underwriting standards prior to making the purchase.

The following underwriting guidelines have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

1.	All variable rate loans are underwritten using the fully indexed rate.
2.	All interest-only loans are underwritten using the fully amortized payment.
3.
We only lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure below 80%.

Additionally, the Bank’s portfolio has remained strongly anchored in traditional mortgage products. In this regard, we do not originate, purchase or hold in portfolio teaser option-ARM loans, negatively amortizing loans or high LTV loans.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2007
Real estate loans:
One- to four-family	1	$416	3	$1,439	4	$1,855
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	5	57	5	89	10	146
Home equity	—	—	—	—	—	—
Other	4	2	2	1	6	3
Total loans	10	$475	10	$1,529	20	$2,004

At June 30, 2007
Real estate loans:
One- to four-family	—	$—	2	$1,115	2	$1,115
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

At June 30, 2006
Real estate loans:
One- to four-family	2	$383	—	$—	2	$383
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	8	108	7	57	15	165
Home equity	—	—	—	—	—	—
Other	3	3	6	10	9	13
Total loans	13	$494	13	$67	26	$561

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

	At December 31,	At June 30,	At June 30,
	2007	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,439	$1,115	$—
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	89	19	57
Home Equity	—	—	—
Other	1	7	10
Total	1,529	1,141	67

Real estate owned and Repossessed assets:
Real estate loans:
One- to four-family	—	238	—
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	88	74	69
Home equity	—	—	—
Other	—	—	—
Total	88	312	69

Total non-performing assets	$1,617	$1,453	$136

Non-performing loans to total loans (1)	0.21%	0.16%	0.01%

Non-performing assets to total assets	0.19%	0.18%	0.02%

(1) Total loans are net of deferred fees and costs

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2007, the total approved loan commitments unfunded amounted to $10.9 million, which includes the unadvanced portion of loans of $6.0 million.

During the six months ended December 31, 2007, the Bank pledged certain investment securities and mortgage loan to obtain $25.0 million in deposits with the State of California through the State’s Time Deposit program.  Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at December 31, 2007, totaled $101.6 million and $38.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2007, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $71.8 million.  Kaiser Federal Bank’s credit limit with the Federal Home Loan Bank is limited to 40% of the Bank’s total assets.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at December 31, 2007. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.
	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$70,366	12.70%	$44,310	8.00%	$55,388	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	67,538	12.19	22,155	4.00	33,233	6.00
Tier 1 (core) capital (to adjusted tangible assets)	67,538	8.28	32,329	4.00	40,786	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards.  At December 31, 2007, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at September 30, 2007 which is the latest information available that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	September 30, 2007
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$43,194	$(36,518)	(46)%	5.80%	(415	)bp
+200 bp	56,756	(22,956)	(29)	7.42	(253)
+100 bp	69,493	(10,219)	(13)	8.86	(109)
0 bp	79,712	—	—	9.95	—
-100 bp	86,547	6,835	9	10.62	67
-200 bp	87,326	7,614	10	10.62	67

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the course of these proceedings, U.S. Bank has asserted a claim against $500,000  in loan principal being serviced by U.S. Mortgage on the basis that U.S. Bank has a priority right to the funds. Kaiser Federal Bank is vigorously contesting this claim and believes it has the priority ownership interest in these loans.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders for K-Fed Bancorp was held on December 18, 2007. At that meeting, the shareholders elected the following persons to three-year terms to the Board of Directors: James L. Breeden by a vote of 11,371,927 for and 17,496 withheld and Laura G. Weisshar by a vote of 11,370,342 for and 19,081 withheld. There were 775,815 non-voting shares.  Kay M. Hoveland, Gerald A. Murbach, Robert C. Steinbach, and Rita H. Zwern also continued to serve as directors after the meeting.  There were no broker non-votes.

The appointment of Crowe Chizek and Company LLP as independent registered public accounting firm for the fiscal year ending June 30, 2008 was ratified by a vote of 11,379,562 for, 1,080 against and 2,498 abstain.

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

K-Fed Bancorp
Registrant

Date: February 8, 2008                                                                                   /s/ Kay M. Hoveland
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

Date:  February 8, 2008                                                                                     /s/ Kay M. Hoveland
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

Date:  February 8, 2008                                                                                     /s/ Dustin Luton
            Dustin Luton
            Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 8, 2008                                                                                /s/ Kay M. Hoveland
Kay M. Hoveland
Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 8, 2008                                                                                /s/ Dustin Luton
Dustin Luton
Chief Financial Officer