Form 10-Q
period 2008-03-31
K-FED BANCORP
filed 2008-05-06
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act. (Check one):

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

Common Stock, $.01 par value – 13,679,247 shares outstanding as of May 2, 2008.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
 (Dollars in thousands, except share data)
	March 31 2008	June 30 2007
ASSETS
Cash and due from banks	$7,087	$10,982
Federal funds sold	69,265	15,750
Total cash and cash equivalents	76,352	26,732
Interest earning deposits in other financial institutions	—	2,970
Securities available-for-sale	9,522	13,579
Securities held-to-maturity, fair value of $9,801 and $20,514 at March 31, 2008 and June 30, 2007, respectively	9,766	21,096
Federal Home Loan Bank stock, at cost	12,366	9,870
Loans receivable	732,790	701,962
Deferred net loan origination fees	(11)	(134)
Net premium on purchased loans	7	120
Allowance for loan losses	(3,057)	(2,805)
Loans receivable, net	729,729	699,143
Accrued interest receivable	3,263	3,259
Premises and equipment, net	3,059	3,484
Core deposit intangible	249	323
Goodwill	3,950	3,950
Bank-owned life insurance	11,289	10,954
Other assets	4,060	4,265
Total assets	$863,605	$799,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$54,993	$43,169
Interest bearing	441,409	450,959
Total deposits	496,402	494,128
Federal Home Loan Bank advances, short-term	38,000	20,000
Federal Home Loan Bank advances, long-term	207,019	190,016
State of California time deposit	25,000	—
Accrued expenses and other liabilities	3,719	3,164
Total liabilities	770,140	707,308
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; March 31, 2008 — 14,725,440 shares issued. June 30, 2007 — 14,724,760 shares issued.	147	147
Additional paid-in capital	58,231	57,626
Retained earnings	50,345	49,084
Accumulated other comprehensive loss, net of tax	97	(126)
Unearned employee stock ownership plan shares	(2,730)	(3,071)
Treasury stock, at cost (March 31, 2008 — 895,001 shares; June 30, 2007 — 775,815 shares)	(12,625)	(11,343)
Total stockholders’ equity	93,465	92,317
Total liabilities and stockholders’ equity	$863,605	$799,625
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
 (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$10,948	$9,617	$31,855	$27,634
Interest on securities, taxable	224	324	882	1,008
Federal Home Loan Bank dividends	146	133	398	369
Other interest	268	394	690	1,428
Total interest income	11,586	10,468	33,825	30,439
Interest Expense
Interest on deposits	3,575	3,867	11,493	10,788
Interest on borrowings	2,924	2,071	7,955	6,162
Total interest expense	6,499	5,938	19,448	16,950
Net interest income	5,087	4,530	14,377	13,489
Provision for loan losses	200	116	551	419
Net interest income after provision for loan losses	4,887	4,414	13,826	13,070
Noninterest income
Service charges and fees	558	509	1,739	1,510
ATM fees and charges	410	441	1,144	1,214
Referral commissions	98	54	232	195
Loss on equity investment	(105)	(30)	(315)	(85)
Bank-owned life insurance	113	113	335	325
Other noninterest income	58	6	77	20
Total noninterest income	1,132	1,093	3,212	3,179
Noninterest expense
Salaries and benefits	2,064	2,048	6,056	5,745
Occupancy and equipment	571	516	1,702	1,545
ATM expense	326	308	952	933
Advertising and promotional	99	130	225	262
Professional services	242	280	709	636
Postage	73	82	221	230
Telephone	123	122	377	340
Stock offering costs	10	—	1,279	—
Other operating expense	420	365	1,339	1,122
Total noninterest expense	3,928	3,851	12,860	10,813
Income before income tax expense	2,091	1,656	4,178	5,436
Income tax expense	766	543	1,453	1,863
Net income	$1,325	$1,113	$2,725	$3,573
Comprehensive Income	$1,426	$1,149	$2,948	$3,733
Earnings per common share:
Basic	$0.10	$0.08	$0.20	$0.26
Diluted	$0.10	$0.08	$0.20	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
And Other Comprehensive Income
(Unaudited)
(Dollars in thousands, except share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2007		14,724,760	$147	$57,626	$49,084	$(126)	$(3,071)	(775,815)	$(11,343)	$92,317
Comprehensive income
Net income for the nine months ended March 31, 2008	$2,725	—	—	—	2,725	—	—	—	—	2,725
Other comprehensive income – unrealized gain on securities, net of tax	223	—	—	—	—	223	—	—	—	223
Total comprehensive income	$2,948
Dividends paid ($0.31 per share) *		—	—	—	(1,464)	—	—	—	—	(1,464)
Purchase of treasury stock		—	—	—	—	—	—	(119,186)	(1,282)	(1,282)
Stock options earned		—	—	238	—	—	—	—	—	238
Allocation of stock awards		—	—	325	—	—	—	—	—	325
Tax benefit of RRP shares		—	—	(30)	—	—	—	—	—	(30)
Issuance of stock awards		5,000	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(4,320)	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	72	—	—	341	—	—	413
Balance March 31, 2008		14,725,440	$147	$58,231	$50,345	$97	$(2,730)	(895,001)	$(12,625)	$93,465

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended March 31
	2008	2007
Operating Activities
Net income	$2,725	$3,573
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	17	37
Amortization of net premiums on loan purchases	113	239
Accretion of net loan origination fees	(41)	(52)
Provision for loan losses	551	419
Federal Home Loan Bank stock dividend	(398)	(369)
Depreciation and amortization	636	537
Amortization of core deposit intangible	74	87
Loss on equity investment	315	85
Increase in cash surrender value of bank-owned life insurance	(335)	(325)
Accretion of net premiums on purchased certificates of deposits	(37)	(37)
Amortization of debt exchange costs	4	54
Allocation of ESOP common stock	413	585
Allocation of stock awards	325	249
Stock options earned	238	181
Net increase in accrued interest receivable	(4)	(414)
Net (increase) decrease in other assets	(269)	235
Net increase in accrued expenses and other liabilities	555	396
Net cash provided by operating activities	4,882	5,480

Investing Activities
Proceeds from maturities and principal repayments of available-for-sale securities	4,423	869
Proceeds from maturities and principal repayments of held-to-maturity securities	11,330	2,719
Decrease in interest bearing deposits at other institutions	2,970	6,040
Purchases of loans	—	(72,670)
(Increase) decrease in loans, excluding loan purchases	(31,209)	35,817
Purchases of FHLB stock	(2,099)	(71)
Purchases of premises and equipment	(212)	(683)
Net cash used in investing activities	(14,797)	(27,979)

Financing Activities
Proceeds from FHLB advances	93,500	20,000
Repayment of FHLB advances	(58,500)	(10,000)
Dividends paid on common stock	(1,464)	(1,378)
Purchases of treasury stock	(1,282)	(4,556)
Net increase in deposits	2,311	50,513
Increase in State of California time deposit	25,000	—
Exercise of stock options	—	170
Tax benefit from RRP shares vesting	(30)	35
Net cash provided by financing activities	59,535	54,784

Net increase in cash and cash equivalents	49,620	32,285
Beginning cash and cash equivalents	26,732	25,579
Ending cash and cash equivalents	$76,352	$57,864

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

The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2008. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

We adopted FIN 48 effective July 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on our provision for income taxes for the three and nine months ended March 31, 2008.  The adoption of FIN 48 had no material effect on our financial condition or results of operations.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$1,325	$1,113	$2,725	$3,573
Weighted average common shares outstanding	13,543,148	13,582,837	13,559,650	13,654,354
Basic earnings per share	$0.10	$0.08	$0.20	$0.26

Earnings per share assuming dilution
Net income available to common shareholders	$1,325	$1,113	$2,725	$3,573

Weighted average common shares outstanding	13,543,148	13,582,837	13,559,650	13,654,354
Dilutive effect of stock options	—	21,023	—	—
Dilutive effect of stock awards	—	23,894	—	20,871
Average common shares and dilutive potential common shares	13,543,148	13,627,754	13,559,650	13,675,225
Diluted earnings per share	$0.10	$0.08	$0.20	$0.26

For the three and nine months ended March 31, 2008, outstanding stock options to purchase 339,400 shares and outstanding stock awards of 78,560 shares were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

Comparison of Financial Condition at March 31, 2008 and June 30, 2007.

Assets: Cash and cash equivalents increased $49.7 million, or 185.6% to $76.4 million at March 31, 2008 from $26.7 million at June 30, 2007. The increase related to federal funds sold, which increased $53.5 million to $69.3 million at March 31, 2008 from $15.8 million at June 30, 2007 offset by a $3.9 million decrease in cash and due from banks to $7.1 million at March 31, 2008 from $11.0 million at June 30, 2007. The increase in federal funds sold was primarily due to an increase in borrowings to fund multifamily and commercial real estate loan growth and seasonal deposit outflows which have begun to reverse.

Our investment portfolio decreased $15.4 million, or 44.4% to $19.3 million at March 31, 2008 from $34.7 million at June 30, 2007. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our gross loan portfolio increased $30.8 million, or 4.4% to $732.8 million at March 31, 2008 from $702.0 million at June 30, 2007. The increase was primarily due to the bank’s focus on multifamily and commercial real estate loans as a means of diversifying the mortgage portfolio. One-to four-family real estate loans decreased $30.2 million, or 6.4% to $439.3 million at March 31, 2008 from $469.5 million at June 30, 2007.  Commercial real estate loans increased $23.7 million, or 30.4% to $101.5 million at March 31, 2008 from $77.8 million at June 30, 2007.  Multifamily loans increased $30.7 million, or 34.9% to $118.8 million at March 31, 2008 from $88.1 million at June 30, 2007.  Other loans which are comprised primarily of automobile loans increased $6.5 million, or 9.8% to $73.1 million at March 31, 2008 from $66.6 million at June 30, 2007. Real estate loans comprised 90.0% of the total loan portfolio at March 31, 2008, compared with 90.5% at June 30, 2007.

Deposits: Total deposits increased $2.3 million, or 0.5% to $496.4 million at March 31, 2008 from $494.1 million at June 30, 2007. The increase was primarily due to growth in money market products as a result of the Company’s promotional rates program.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco increased $35.0 million, or 16.7% to $245.0 million at March 31, 2008 from $210.0 million at June 30, 2007.  We interchange the use of deposits and borrowings to fund assets, such as the origination and purchase of loans, depending on various factors including liquidity and asset/liability management strategies. Other borrowings are comprised of $25.0 million in deposits from the State of California through the state’s time deposit program in exchange for pledging certain investment securities and mortgage loans as collateral.

Stockholders’ Equity: Stockholders’ equity increased $1.2 million to $93.5 million at March 31, 2008 from $92.3 million at June 30, 2007 primarily as a result of $2.7 million in net income earned for the nine months ended March 31, 2008, an unrealized gain on securities of $223,000 net of tax and the allocation of ESOP shares, stock awards, and stock options earned totaling $976,000. This increase was offset by cash payments of $1.5 million in dividends to stockholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.31 per share for the nine months ended March 31, 2008.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended March 31,
		2008 (4)			2007 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$738,462	$10,948	5.93%	$670,319	$9,617	5.74%
Securities(2)	19,631	224	4.56%	32,992	324	3.93%
Federal funds sold	40,263	268	2.66%	25,832	333	5.16%
Federal Home Loan Bank stock	12,257	146	4.76%	9,142	133	5.82%
Interest-earning deposits in other financial institutions	—	—	—%	2,970	25	3.37%
Other interest-earning assets	—	—	—%	2,700	36	5.33%
Total interest-earning assets	810,613	11,586	5.72%	743,955	10,468	5.63%
Noninterest earning assets	33,021			34,177
Total assets	$843,634			$778,132

INTEREST-BEARING LIABILITIES
Money market	$74,833	$446	2.38%	$88,028	$631	2.87%
Savings deposits	120,037	402	1.34%	124,827	585	1.87%
Certificates of deposit	233,742	2,727	4.67%	233,447	2,651	4.54%
Other borrowings	270,019	2,924	4.33%	189,996	2,071	4.36%
Total interest-bearing liabilities	698,631	6,499	3.72%	636,298	5,938	3.73%
Noninterest bearing liabilities	51,372			49,986
Total liabilities	750,003			686,284
Equity	93,631			91,848
Total liabilities and equity	$843,634			$778,132
Net interest/spread		$5,087	2.00%		$4,530	1.90%

Margin(3)			2.51%			2.44%

Ratio of interest-earning assets to interest bearing liabilities	116.03%			116.92%

(1) Calculated net of deferred fees and loss reserves.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Yields earned and rates paid have been annualized.

	For the nine months ended March 31,
		2008 (4)			2007 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$720,826	$31,855	5.89%	$652,651	$27,634	5.65%
Securities(2)	26,328	882	4.47%	34,255	1,008	3.92%
Federal funds sold	24,823	598	3.21%	30,220	1,166	5.14%
Federal Home Loan Bank stock	10,952	398	4.85%	8,998	369	5.47%
Interest-earning deposits in other financial institutions	1,485	35	3.14%	5,911	153	3.45%
Other interest-earning assets	1,452	57	5.23%	2,495	109	5.82%
Total interest-earning assets	785,866	33,825	5.74%	734,530	30,439	5.53%
Noninterest earning assets	32,937			28,575
Total assets	$818,803			$763,105

INTEREST-BEARING LIABILITIES
Money market	$74,391	$1,484	2.66%	$100,273	$2,145	2.85%
Savings deposits	129,172	1,527	1.58%	110,221	1,221	1.48%
Certificates of deposit	238,916	8,482	4.73%	229,545	7,422	4.31%
Other borrowings	238,525	7,955	4.45%	186,978	6,162	4.39%
Total interest-bearing liabilities	681,004	19,448	3.81%	627,017	16,950	3.60%
Noninterest bearing liabilities	44,492			43,622
Total liabilities	725,496			670,639
Equity	93,307			92,466
Total liabilities and equity	$818,803			$763,105
Net interest/spread		$14,377	1.93%		$13,489	1.93%

Margin(3)			2.44%			2.45%

Ratio of interest-earning assets to interest bearing liabilities	115.40%			117.15%

(1) Calculated net of deferred fees and loss reserves.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Yields earned and rates paid have been annualized.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007.

General. Net income for the three months ended March 31, 2008 was $1.3 million, an increase of $212,000, or 19.0%, compared to net income of $1.1 million for the three months ended March 31, 2007. Earnings per basic and diluted common share were $0.10 for the three months ended March 31, 2008 compared to $0.08 for the three months ended March 31, 2007. The increase in net income was primarily the result of an increased net interest margin resulting from a higher yielding loan portfolio.

Interest Income. Interest income increased by $1.1 million or 10.7%, to $11.6 million for the three months ended March 31, 2008 from $10.5 million for the three months ended March 31, 2007. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $68.2 million or 10.2%, from $670.3 million for the three months ended March 31, 2007 to $738.5 million for the three months ended March 31, 2008. Interest income was also positively impacted by a 19 basis point increase in the average yield on loans receivable from 5.74% for the three months ended March 31, 2007 to 5.93% for the three months ended March 31, 2008.  The increase in the average yield on loans receivable was primarily attributable to the addition of higher-yielding multifamily and non-residential real estate loans to the Bank’s portfolio.

Interest income on securities decreased by $100,000 or 30.9%, to $224,000 for the three months ended March 31, 2008 from $324,000 for the three months ended March 31, 2007. The decrease was attributable to a $13.4 million decrease in the average balance of investment securities from $33.0 million for the three months ended March 31, 2007 to $19.6 million for the three months ended March 31, 2008.  The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Other interest income decreased by $126,000 or 32.0% to $268,000 for the three months ended March 31, 2008 from $394,000 for the three months ended March 31, 2007.  The decrease was primarily attributable to a 250 basis point decrease in the average yield earned on Federal funds sold from 5.16% for the three months ended March 31, 2007 to 2.66% for the three months ended March 31, 2008.  The decrease in the average yield on Federal funds sold was primarily attributable to declines in the Federal funds rate during the comparable periods as a result of actions taken by the Federal Reserve in lowering the federal funds rate.

Interest Expense. Interest expense increased $561,000 or 9.4% to $6.5 million for the three months ended March 31, 2008 compared to $5.9 million for the three months ended March 31, 2007. The increase was primarily attributable to an increase in the average balance of FHLB advances and other borrowings. The average balance of interest-bearing liabilities increased $62.3 million or 9.8% to $698.6 million for the three months ended March 31, 2008 from $636.3 million for the three months ended March 31, 2007.

Net Interest Income.  Net income before provision for loan losses increased $557,000 or 12.3%, to $5.1 million for the three months ended March 31, 2008 from $4.5 million for the three months ended March 31, 2007.  The increase was attributable to an increase in the net interest margin as a result of higher yielding multifamily and non-residential loans.  The net interest margin increased 7 basis points to 2.51% for the three months ended March 31, 2008 from 2.44% for the three months ended March 31, 2007.

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

Our provision for loan losses was $200,000 for the three months ended March 31, 2008 compared to $116,000 for the three months ended March 31, 2007. The allowance for loan losses as a percent of total loans was 0.42% at March 31, 2008 as compared to 0.44% at March 31, 2007.   The balance of the allowance for loan losses at March 31, 2008 and the related provision for the quarter then ended was impacted by a decrease in the amount of classified loans, increases in historical loss factors for consumer loans based on the recent charge-off activity and some adjustments to the real estate loan subjective factors based on current market conditions.  Our gross loan portfolio increased $59.5 million, or 8.8% to $732.8 million at March 31, 2008 from $673.3 million at March 31, 2007.  The assumptions are based both on current industry and economic trends in addition to our internal loan loss history.  We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $39,000, or 3.6% to $1.13 million for the three months ended March 31, 2008 compared to $1.09 million for the three months ended March 31, 2007. The increase was primarily the result of stock redemption proceeds related to the VISA IPO and an increase in referral commissions and customer service charges offset by declines in ATM fees and charges and higher losses attributable to our investment in a California Affordable Housing Program Fund.

Noninterest Expense. Our noninterest expense increased $77,000, or 2.0% to $3.93 million for the three months ended March 31, 2008 from $3.85 million for the three months ended March 31, 2007. The increase was primarily due to increases in general operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense increased $223,000, or 41.1% to $766,000 for the three months ended March 31, 2008 compared to $543,000 for the three months ended March 31, 2007. This increase was primarily the result of higher pre-tax income of $2.1 million for the three months ended March 31, 2008 compared to $1.7 million for the three months ended March 31, 2007. The effective tax rate was 36.6% and 32.8% for the three months ended March 31, 2008 and 2007, respectively.  The increase in effective tax rate was attributable to low income housing credits which have a smaller impact on our tax rate when our taxable income is higher.

Comparison of Results of Operations for the Nine Months Ended March 31, 2008 and March 31, 2007.

General. Net income for the nine months ended March 31, 2008 was $2.7 million, a decrease of $848,000, or 23.7%, compared to net income of $3.6 million for the nine months ended March 31, 2007. Earnings per basic and diluted common share were $0.20 for the nine months ended March 31, 2008 compared to $0.26 for the nine months ended March 31, 2007. The decline in net income for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 was primarily attributable to recognizing $1.3 million in stock offering costs in December 2007 resulting from the cancellation of the stock offering in connection with the proposed second step conversion of K-Fed Mutual Holding Company.  If the stock offering had been successful, these costs would have been deducted from the proceeds of the offering as required by GAAP instead of being expensed. The recognition of these expenses resulted in a decline of 5-cents-per-share in the Company’s diluted earnings per share numbers for the nine months ended March 31, 2008.

Interest Income. Interest income increased by $3.4 million or 11.1%, to $33.8 million for the nine months ended March 31, 2008 from $30.4 million for the nine months ended March 31, 2007. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $68.1 million or 10.4%, from $652.7 million for the nine months ended March 31, 2007 to $720.8 million for the nine months ended March 31, 2008. Interest income was also positively impacted by a 24 basis point increase in the average yield on loans receivable from 5.65% for the nine months ended March 31, 2007 to 5.89% for the nine months ended March 31, 2008.  The increase in the average yield on loans receivable was primarily attributable to the addition of higher-yielding multifamily and non-residential real estate loans to the Bank’s portfolio.

Interest income on securities decreased by $126,000 or 12.5%, to $882,000 for the nine months ended March 31, 2008 from $1.0 million for the nine months ended March 31, 2007. The decrease was attributable to an $8.0 million or 23.1% decrease in the average balance of investment securities from $34.3 million for the nine months ended March 31, 2007 to $26.3 million for the nine months ended March 31, 2008.  The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Other interest income decreased by $738,000 or 51.7% to $690,000 for the nine months ended March 31, 2008 from $1.4 million for the nine months ended March 31, 2007.  The decrease was primarily attributable to a decrease in the average balance of federal funds sold of $5.4 million or 17.9%, from $30.2 million for the nine months ended March 31, 2007 to $24.8 million for the nine months ended March 31, 2008.  The decrease in federal funds was attributable to increased loan growth during the comparable periods. Interest income was also negatively impacted by a 193 basis point decrease in the average yield earned on federal funds sold from 5.14% for the nine months ended March 31, 2007 to 3.21% for the nine months ended March 31, 2008.  The decrease in the average yield on federal funds sold was primarily attributable to declines in the federal funds rate during the comparable periods as a result of actions taken by the Federal Reserve in lowering the federal funds rate.

Interest Expense. Interest expense increased $2.4 million, or 14.7% to $19.4 million for the nine months ended March 31, 2008 compared to $17.0 million for the nine months ended March 31, 2007. The increase was primarily attributable to an increase in the average balance of deposits and FHLB advances, combined with higher interest rate levels. The average balance of interest-bearing liabilities increased $54.0 million or 8.6% to $681.0 million for the nine months ended March 31, 2008 from $627.0 million for the nine months ended March 31, 2007.  Interest expense was also negatively impacted by a 21 basis point increase in the average interest rate paid on interest-bearing liabilities to 3.81% for the nine months ended March 31, 2008 from 3.60% for the nine months ended March 31, 2007.

Provision for Loan Losses. Our provision for loan losses was $551,000 for the nine months ended March 31, 2008 compared to $419,000 for the nine months ended March 31, 2007. The allowance for loan losses as a percent of total loans was 0.42% at March 31, 2008 as compared to 0.44% at March 31, 2007. The increase in provision for loan losses was primarily attributable to an increase in multifamily and commercial real estate lending, which generally has a higher risk than traditional one-to four-family real estate lending.  Our gross loan portfolio increased $59.5 million, or 8.8% to $732.8 million at March 31, 2008 from $673.3 million at March 31, 2007.  The assumptions are based both on current industry and economic trends in addition to our internal loan loss history.  We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income decreased $33,000, or 1.0% to $3.21 million for the nine months ended March 31, 2008 compared to $3.18 million for the nine months ended March 31, 2007. The increase was primarily the result of stock redemption proceeds related to the VISA IPO, an increase in fee and transaction income related to increased customer service charges and fees and referral commissions offset by an increase in losses attributable to our investment in a California Affordable Housing Program Fund.

Noninterest Expense. Our noninterest expense increased $2.0 million, or 18.9% to $12.9 million for the nine months ended March 31, 2008 from $10.8 million for the nine months ended March 31, 2007. The increase was primarily due to the recognition of $1.3 million in stock offering costs, a $311,000 increase in salaries and benefits, a $157,000 increased in occupancy and equipment, a $73,000 increase in professional services and a $217,000 increase in other operating expense.

Total salaries and benefit expense increased $311,000, or 5.4% to $6.1 million for the nine months ended March 31, 2008 from $5.7 million for the nine months ended March 31, 2007. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Occupancy and equipment expense increased $157,000, or 10.2% to $1.7 million for the nine months ended March 31, 2008 from $1.5 million for the nine months ended March 31, 2007. The increase was primarily due to a general increase in operating lease rents and additional data processing costs.

Professional service expense increased $73,000, or 11.5% to $709,000 for the nine months ended March 31, 2008 from $636,000 for the nine months ended March 31, 2007. The increase in professional services was primarily due to increased legal costs stemming from the bankruptcy of U.S. Mortgage as discussed in Part II Item 1 — Legal Proceedings.

Other operating expense increased $217,000, or 19.3% to $1.3 million for the nine months ended March 31, 2008 from $1.1 million for the nine months ended March 31, 2007. The increase was primarily attributable to the Federal Deposit Insurance Corporation imposing additional deposit insurance assessments effective January 1, 2007.

Income Tax Expense. Income tax expense decreased $410,000, or 22.0% to $1.5 million for the nine months ended March 31, 2008 compared to $1.9 million for the nine months ended March 31, 2007. This decrease was primarily the result of lower pre-tax income of $4.2 million for the nine months ended March 31, 2008 compared to $5.4 million for the nine months ended March 31, 2007. The effective tax rate was 34.8% and 34.3% for the nine months ended March 31, 2008 and 2007, respectively.

Asset Quality

The asset quality of the Bank has remained strong and consistent over the past quarter. This has been accomplished by the strict adherence to its long standing disciplined credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, the Bank fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase.

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At March 31, 2008
Real estate loans:
One- to four-family	2	$856	3	$1,439	5	$2,295
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	11	136	2	44	13	180
Home equity	—	—	—	—	—	—
Other	15	29	10	18	25	47
Total loans	28	$1,021	15	$1,501	43	$2,522

At June 30, 2007
Real estate loans:
One- to four-family	—	$—	2	$1,115	2	$1,115
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

At June 30, 2006
Real estate loans:
One- to four-family	2	$383	—	$—	2	$383
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	8	108	7	57	15	165
Home equity	—	—	—	—	—	—
Other	3	3	6	10	9	13
Total loans	13	$494	13	$67	26	$561

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

	At March 31,	At June 30,	At June 30,
	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$1,439	$1,115	$—
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	44	19	57
Home Equity	—	—	—
Other	18	7	10
Total	1,501	1,141	67

Real estate owned and Repossessed assets:
Real estate loans:
One- to four-family	—	238	—
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	89	74	69
Home equity	—	—	—
Other	—	—	—
Total	89	312	69

Total non-performing assets	$1,590	$1,453	$136

Non-performing loans to total loans (1)	0.20%	0.16%	0.01%

Non-performing assets to total assets	0.18%	0.18%	0.02%

(1) Total loans are net of deferred fees and costs

Liquidity and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by Office of Thrift Supervision regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See “Consolidated Statements of Cash Flows” contained in the unaudited Consolidated Financial Statements included in this document.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2008, the total approved loan commitments unfunded amounted to $8.3 million, which includes the unadvanced portion of loans of $5.5 million.

During the nine months ended March 31, 2008, the Bank pledged certain investment securities and mortgage loans to obtain $25.0 million in deposits with the State of California through the state’s time deposit program.  Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at March 31, 2008, totaled $93.0 million and $38.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2008, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $83.0 million.  Kaiser Federal Bank’s credit limit with the Federal Home Loan Bank is limited to 40% of the Bank’s total assets.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at March 31, 2008. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.
	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$72,163	12.93%	$44,650	8.00%	$55,813	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	69,155	12.39	22,325	4.00	33,488	6.00
Tier 1 (core) capital (to adjusted tangible assets)	69,155	8.14	33,975	4.00	42,469	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards.  At March 31, 2008, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at December 31, 2007 which is the latest information available that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	December 31, 2007
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$53,672	$(28,891)	(35)%	6.85%	(302	)bp
+200 bp	65,058	(17,505)	(21)	8.10	(177)
+100 bp	74,949	(7,614)	(9)	9.13	(74)
0 bp	82,563	—	—	9.87	—
-100 bp	84,139	1,576	2	9.94	7
-200 bp	82,171	(392)	0	9.63	(24)

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
1/1/08 – 1/31/08	—	$—	—	—
2/1/08 – 2/29/08	71,886	10.93	71,886	436,902
3/1/08 – 3/31/08	47,300	10.50	119,186	389,602

* On January 26, 2008, the Company announced its intention to repurchase an additional 10% of its outstanding publicly held common stock, or 508,788 shares of stock.

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

Date: May 7, 2008
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

Date:  May 7, 2008                                                                                               /s/ Kay M. Hoveland
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

Date:  May 7, 2008                                                                                                /s/ Dustin Luton
Dustin Luton
Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 7, 2008                                                                                         /s/ Kay M. Hoveland
Kay M. Hoveland
Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 7, 2008                                                                                         /s/ Dustin Luton
 Dustin Luton
Chief Financial Officer