Form 10-K
period 2008-06-30
K-FED BANCORP
filed 2008-09-10
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                                                            (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
                              Large accelerated filer ☐                                                                          Accelerated filer ☐
                                              Non-accelerated filer ☒                                                                           Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity as of December 31, 2007 was $44.9 million. There were 13,428,837 shares of the registrant’s common stock, $.01 par value per share, outstanding at September 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

K-FED BANCORP
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2008

Part I.

Item 1. Business.

General

K-Fed Bancorp (or the “Company”) is a federally-chartered stock corporation that was formed in July 2003 as a wholly-owned subsidiary of K-Fed Mutual Holding Company, a federally-chartered mutual holding company, in connection with the mutual holding company reorganization of Kaiser Federal Bank (or the “Bank”), a federally chartered stock savings association. Upon completion of the mutual holding company reorganization in July 2003, the Company acquired all of the capital stock of the Bank. On March 30, 2004, the Company completed a minority stock offering in which it sold 5,686,750 shares, or 39.09%, of its outstanding common stock to eligible depositors of the Bank and the Bank’s Employee Stock Ownership Plan in a subscription offering. The remaining 8,861,750 outstanding shares of the Company’s common stock are owned by K-Fed Mutual Holding Company. At June 30, 2008, K-Fed Mutual Holding Company owned 65.79% of the outstanding shares of common stock of the Company, with the remaining 34.21% held by public stockholders.

K-Fed Mutual Holding Company and the Company are subject to regulation by the Office of Thrift Supervision. K-Fed Mutual Holding Company’s principal assets are its investment in K-Fed Bancorp and approximately $11,000 in cash. So long as K-Fed Mutual Holding Company is in existence, it will at all times own at least a majority of the outstanding common stock of K-Fed Bancorp.

At June 30, 2008, K-Fed Bancorp had total consolidated assets of $849.0 million, net loans of $742.2 million, deposits of $495.1 million and stockholders’ equity of $90.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We are headquartered in Covina, California, with branches or financial service centers in Pasadena, Bellflower, Harbor City, Los Angeles and Panorama City to serve Los Angeles County, financial service centers in Fontana and Riverside to serve San Bernardino and Riverside Counties, and a financial service center in Santa Clara to serve Santa Clara County. Financial service centers provide all the services as our full service branches except they do not disburse cash; however, there is an on-site ATM that dispenses cash.

The Bank began operations as a credit union in 1953 initially serving the employees of the Kaiser Foundation Hospital in Los Angeles, California. As the Kaiser Permanente Medical Care Program evolved so did the credit union, and in 1972, it changed its name to Kaiser Permanente Federal Credit Union. The credit union grew to primarily serve Kaiser Permanente employees and physicians who worked or lived in California. The credit union serviced members with two branches, Pasadena and Santa Clara, and a network of ATMs primarily located in Kaiser Permanente medical centers. However, as a credit union, the credit union was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings association known as Kaiser Federal Bank which serves the general public as well as Kaiser Permanente employees. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four family residences, multi-family residences and commercial real estate properties. We also originate automobile and other consumer loans. Historically, we have not made, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

Our revenues are derived principally from interest on loans and mortgage-backed and related securities. We also generate revenue from service charges and other income.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and certificate of deposit accounts with varied terms ranging from 90 days to five years. We solicit deposits in our primary market areas of Los Angeles, Orange, San Diego, San Bernardino, Riverside, and Santa Clara Counties, in California.

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

Market Area

Our California market area provides a large, increasing base of potential customers with per capita income levels favorable to the national average. Los Angeles County’s economy consists of a diversified mix of high-technology commercial endeavors, by-products of the defense related industries, which capitalized on the highly educated and skilled labor force. Emerging growth areas include telecommunications, electronics, computers, software and biomedical technologies as well as international trade. The western portion of San Bernardino and Riverside Counties are adjacent to higher housing cost areas of Los Angeles, Orange and San Diego Counties and are a magnet for new residents seeking affordable housing as well as many local business operations. Manufacturing, transportation and distribution companies provide thousands of jobs in this area. Santa Clara County is in the “Silicon Valley” where the per capita income exceeds the state and national averages.

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. We also face competition from other lenders and investors with respect to loans that we may purchase.

We attract all of our deposits through our branch and ATM network. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. We have less than a 1% market share of deposits in each of the markets in which we compete.

Lending Activities

General. We originate and purchase one-to-four family real estate loans. The Bank, however, has not purchased any one-to-four family real estate loans since February 2007 as the Bank has focused its efforts on originating multi-family residential and commercial real estate loans. We also originate consumer loans, primarily automobile loans. We do not offer adjustable rate loans where the initial rate is below the otherwise applicable index rate (i.e., teaser rates). Our loans carry either a fixed or an adjustable rate of interest. Consumer loans are generally short term and amortize monthly or have interest payable monthly. Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. We also have loans in our portfolio that only require interest payments on a monthly basis. At June 30, 2008, our net loan portfolio totaled $742.2 million, which constituted 87.4% of our total assets. We underwrite each purchased loan in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing released to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs. We generally purchase these loans without recourse against the seller.

At June 30, 2008, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $11.1 million, or 15% of our unimpaired capital. At June 30, 2008, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2008 were as follows:  (1) three loans to an individual totaling $7.8 million, secured by a multi-tenant medical office building and two multi-family dwellings; (2) seven loans to an individual for $7.7 million secured by seven multi-family dwellings ranging from eight to 50 units; (3) three loans to an individual for $7.1 million secured by a single tenant retail building, a single tenant supermarket building and a 15 tenant mixed use office building;  (4) two loans to an individual for $5.9 million secured by a single tenant industrial building and a single tenant office building; and (5) two loans to an individual for $5.8 million secured by a 32 tenant shopping center and a single tenant building. All of the loans noted in the above relationships are current as of June 30, 2008.

The following table presents information concerning the composition of Kaiser Federal Bank’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One-to-four family	$428,727	57.51%	$469,459	66.88%	$437,024	68.63%	$372,134	69.04%	$341,776	68.82%
Commercial	115,831	15.54	77,821	11.09	58,845	9.24	32,383	6.01	26,879	5.41
Multi-family	132,290	17.75	88,112	12.55	89,220	14.01	87,650	16.26	72,519	14.60
Total real estate loans	676,848	90.80	635,392	90.52	585,089	91.88	492,167	91.31	441,174	88.83

Other loans
Consumer:
Automobile	52,299	7.01	53,100	7.56	41,572	6.53	38,613	7.16	47,359	9.54
Home equity	1,405	0.19	1,446	0.21	1,787	0.28	601	0.11	437	0.08
Other	14,883	2.00	12,024	1.71	8,374	1.31	7,644	1.42	7,675	1.55
Total other loans	68,587	9.20	66,570	9.48	51,733	8.12	46,858	8.69	55,471	11.17

Total loans	745,435	100.00%	701,962	100.00%	636,822	100.00%	539,025	100.00%	496,645	100.00%

Less:
Net deferred loan origination costs (fees)	33		(134)		(202)		(32)		(332)
Net (discount) premium on purchased loans	(48)		120		195		982		2,221
Allowance for loan losses	(3,229)		(2,805)		(2,722)		(2,408)		(2,328)
Total loans receivable, net	$742,191		$699,143		$634,093		$537,567		$496,206

The following table shows the composition of Kaiser Federal Bank’s loan portfolio by fixed and adjustable rate at the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED RATE	(Dollars in thousands)
Real Estate
One-to-four family	$335,453	45.00%	$348,798	49.69%	$258,918	40.66%	$133,854	24.83%	$82,104	16.53%
Total real estate loans	335,453	45.00	348,798	49.69	258,918	40.66	133,854	24.83	82,104	16.53

Other loans
Consumer:
Automobile	52,299	7.02	53,100	7.56	41,572	6.53	38,613	7.16	47,359	9.54
Other	13,991	1.87	11,115	1.58	7,424	1.17	6,666	1.24	6,459	1.30
Total other loans	66,290	8.89	64,215	9.14	48,996	7.70	45,279	8.40	53,818	10.84
Total fixed rate loans	401,743	53.89	413,013	58.83	307,914	48.36	179,133	33.23	135,922	27.37

ADJUSTABLE RATE
Real Estate
One-to-four family	93,274	12.51	120,661	17.19	178,106	27.96	238,280	44.21	259,672	52.29
Commercial	115,831	15.54	77,821	11.09	58,845	9.24	32,383	6.01	26,879	5.41
Multi-family	132,290	17.75	88,112	12.55	89,220	14.01	87,650	16.26	72,519	14.60
Total real estate loans	341,395	45.80	286,594	40.83	326,171	51.21	358,313	66.48	359,070	72.30

Other loans
Consumer:
Home equity	1,405	0.19	1,446	0.21	1,787	0.28	601	0.11	437	0.09
Other	892	0.12	909	0.13	950	0.15	978	0.18	1,216	0.24
Total other loans	2,297	0.31	2,355	0.34	2,737	0.43	1,579	0.29	1,653	0.33
Total adjustable rate loans	343,692	46.11	288,949	41.16	328,908	51.64	359,892	66.77	360,723	72.63
Total loans	745,435	100.00%	701,962	100.00%	636,822	100.00%	539,025	100.00%	496,645	100.00%
Less:
Net deferred loan originations costs(fees)	33		(134)		(202)		(32)		(332)
Net (discounts) premium on purchasedloans	(48)		120		195		982		2,221
Allowance for loan losses	(3,229)		(2,805)		(2,722)		(2,408)		(2,328)
Total loans receivable, net	$742,191		$699,143		$634,093		$537,567		$496,206

Loan Maturity. The following schedule illustrates certain information at June 30, 2008 regarding the dollar amount of loans maturing in Kaiser Federal Bank’s portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One-to-four family	Commercial	Multi-family	Automobile	Home Equity	Other	Total
	(In thousands)
At June 30, 2008
Within (1) year (1)	$7	$—	$237	$531	$1,405	$4,727	$6,907

After 1 year:
After 1 year through 3 years	300	—	—	13,372	—	551	14,223
After 3 year through 5 years	406	4,403	—	37,846	—	1,209	43,864
After 5 year through 10 years	9,988	103,267	9,628	550	—	8,396	131,829
After 10 year through 15 years	54,025	8,161	93,456	—	—	—	155,642
After 15 years	364,001	—	28,969	—	—	—	392,970
Total due after 1 year	428,720	115,831	132,053	51,768	—	10,156	738,528
Total	$428,727	$115,831	$132,290	$52,299	$1,405	$14,883	$745,435

(1) Includes demand loans and loans that have no stated maturity.

The following table sets forth the dollar amount of all loans due after June 30, 2009, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2009
	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans
One-to-four family	$335,446	$93,274	$428,720
Commercial	─	115,831	115,831
Multi-family	─	132,053	132,053
Total real estate loans	335,446	341,158	676,604

Other Loans
Consumer
Automobile	51,768	─	51,768
Home equity	─	─	─
Other loans	10,156	─	10,156
Total other loans	61,924	─	61,924
Total loans	$397,370	$341,158	$738,528

One-to-four family Residential Lending. At June 30, 2008, our first lien one-to-four family residential mortgage loans totaled $428.7 million, or 57.5%, of our gross loan portfolio. We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. With respect to purchased loans, we underwrite each loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. Properties securing our one-to-four family loans are appraised by independent state licensed fee appraisers approved by our board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

We currently originate one-to-four family mortgage loans on a fixed rate and adjustable rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable rate loans are tied to indices based on the one year London Inter Bank Offering Rate and U.S. Treasury securities adjusted to a constant maturity of one year. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our home mortgages are structured with a five to thirty year maturity, with amortizations up to a 30-year period. All of our one-to-four family loans are secured by properties located in California.

All our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The Company has not experienced significant delinquencies for these types of loans. However, the majority of these loans have been purchased or originated within the past four years. See “- Asset Quality – Non-Performing Assets” and “- Classified Assets.”  At June 30, 2008, our one-to-four family adjustable rate mortgage loan portfolio totaled $93.3 million, or 12.5% of our gross loan portfolio. At that date, the fixed rate one-to-four family mortgage loan portfolio totaled $335.5 million, or 45.0% of the Company’s gross loan portfolio.

In addition, the Company has purchased and originated interest-only one-to-four family mortgage loans. One-to-four family interest-only mortgage loans have decreased by $10.2 million, or 10.2% to $90.2 million at June 30, 2008 from $100.4 million at June 30, 2007. The Company has also purchased loans underwritten based upon stated income. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. We have no plans to significantly increase the number of interest-only or stated income loans held in our loan portfolio at this time. One-to-four family stated income mortgage loans have decreased by $11.6 million, or 9.8% to $107.2 million at June 30, 2008 from $118.8 million at June 30, 2007. As of June 30, 2008, $73.9 million were fixed rate loans and $33.3 million were adjustable rate loans.

In 2005, we began to underwrite interest-only loans assuming a fully amortizing monthly payment and for adjustable rate loans to qualify the borrower based upon the rate that would apply upon the first interest rate adjustment.  An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term.  By imposing these additional underwriting standards we believe these loans should not present greater risk than other loans in our one-to-four family loan portfolio.

The following table describes certain risk characteristics of the Company’s one-to four-family non-conforming mortgage loans held for investment as of June 30, 2008:

	Outstanding Balance	Weighted-Average Credit Score(1)	Weighted Average LTV(2)	Weighted-Average Seasoning(3)
	(Dollars in thousands)

Interest-only	$ 91,550	737	71.36%	3.01 years
Stated income(4)	107,224	739	66.66%	3.36 years
Credit score less than or equal to 660	30,914	641	69.48%	3.13 years

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)
Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.  Included in interest-only loans are $37.0 million in stated-income loans.

Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At June 30, 2008, multi-family residential loans totaled $132.3 million, or 17.8%, of our gross loan portfolio.

Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. Our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then convert to an interest rate that is adjusted annually based upon the applicable index. Presently, we lend up to 70% of the lesser of the appraised value or purchase price for multi-family residential loans. These loans require monthly payments, amortize over a period of up to thirty years and have maximum maturity of thirty years. These loans are secured by properties located in California. We originate these loans through our loan officers.

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

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. See “- Asset Quality - Non-Performing Assets.”

Commercial Real Estate Lending. We also offer commercial real estate loans. These loans are secured primarily by small retail establishments, rental properties and small office buildings located in our primary market area and are both owner and non-owner occupied.  We originate commercial real estate loans through our own staff.  Generally, we do not purchase commercial real estate loans. At June 30, 2008, commercial real estate loans totaled $115.8 million, or 15.5% of our gross loan portfolio, of which $28.5 million or 24.6% of this portfolio was to borrowers who occupy the property.

We originate only adjustable rate commercial real estate loans. The interest rate on these loans is tied to a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Presently, we lend up to 70% of the lesser of the appraised value or purchase price for commercial real estate loans. These loans require monthly payments, amortize up to thirty years, have maturities of up to fifteen years and carry prepayment penalties.

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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information. See “- Asset Quality - Non-Performing Loans.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used automobile loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. At June 30, 2008, our consumer loan portfolio, exclusive of automobile loans, totaled $16.3 million, or 2.2%, of our gross loan portfolio.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $52.3 million, or 7.0%, of our gross loan portfolio at June 30, 2008. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles (with an age limit of five years) and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

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

Our primary focus when originating automobile loans is on the ability of the borrower to repay the loan rather than the value of the underlying collateral.  The amount financed by us is generally up to the full sales price of the financed vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts obtained in connection with the vehicle.

Consumer loans may entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Purchases, Sales and Repayments

We originate loans through employees located at our offices. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers and mortgage loan brokers are also important sources of loan originations.

While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. In prior years, we have also purchased real estate whole loans as well as participation interests in real estate loans. However, we have not purchased any loans since February 2007. At June 30, 2008, our real estate loan portfolio totaled $676.8 million or 90.8% of the gross loan portfolio. Purchased real estate loans at June 30, 2008 totaled $351.6 million, or 47.2% of the real estate loan portfolio.  At June 30, 2007, our real estate loan portfolio totaled $635.4 million or 90.5% of the gross loan portfolio. Purchased real estate loans at June 30, 2007 totaled $406.5 million, or 64.0% of the real estate loan portfolio.

The following table shows the loan originations, purchases, sales and repayment activities of Kaiser Federal Bank for the years indicated.

	Year ended June 30,
	2008	2007	2006
	(In thousands)
Originations by type:
Adjustable rate:
Real estate-one to four-family	$4,491	$2,399	$	─
-commercial	53,108	23,432		32,154
-multi-family	59,548	13,740		14,771
Non-real estate – other consumer	185	3,542		5,694
Total adjustable rate	117,332	43,113		52,619

Fixed rate:
Real estate-one to four-family	14,749	20,574		14,238
Non-real estate - consumer automobile	24,960	35,654		26,318
- other consumer	13,569	11,841		8,591
Total fixed rate	53,278	68,069		49,147
Total loans originated	170,610	111,182		101,766

Purchases:
Adjustable rate:
Real estate- one to four-family	─	─		13,074
-commercial	─	─		─
-multi-family	─	─		2,430
Total adjustable rate	─	─		15,504

Fixed rate:
Real estate- one to four-family	─	109,830		145,771
Total fixed rate	─	109,830		145,771
Total loans purchased	─	109,830		161,275

Sales and repayments:
Sales and loan participations sold	─	─		─
Principal repayments	127,137	155,872		165,244
Total reductions	127,137	155,872		165,244
Decrease in other items, net	(425)	(90)		(1,271)
Net increase	$43,048	$65,050		$96,526

Asset Quality

The asset quality of the Bank has remained strong and consistent over the past year. This has been accomplished by the strict adherence to its long standing disciplined credit culture that emphasizes the consistent application of the Bank’s underwriting standards to all loans. In this regard, the Bank fully underwrites all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase. The following underwriting guidelines have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

1.	All variable rate loans are underwritten using the fully indexed rate.
2.	All interest-only loans are underwritten using the fully amortized payment.
3.	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans.

Additionally, the Bank’s portfolio has remained strongly anchored in traditional mortgage products. In this regard, we do not originate, purchase or hold in portfolio construction loans, teaser option-adjustable rate mortgage loans, negatively amortizing loans or high LTV loans.

At June 30, 2008, one-to-four family residential mortgage loans totaled $428.8 million, or 57.5%, of our gross loan portfolio of which $335.5 million were fixed rate and $93.2 million were adjustable rate loans.  Adjustable rate mortgages generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  However, the Company has not experienced significant delinquencies for these loans.

For one-to-four family residential, multi-family and commercial real estate loans serviced by us, a delinquency notice is sent to the borrower when the loan is eight days past due. When the loan is twenty days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes thirty days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to ten days to bring the account current. Once the loan becomes sixty days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will turn over the account to the deed of trust trustee with instructions to initiate foreclosure.

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

When a borrower fails to make a timely payment on a consumer loan, a delinquency notice is sent when the loan is ten days past due. When the loan is twenty days past due, we mail a subsequent delinquency notice to the borrower. Once a loan is thirty days past due, our staff contacts the borrower by telephone to determine the reason for delinquency and to request payment of the delinquent amount in full or to establish an acceptable repayment plan to bring the loan current. If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured loans and legal action for unsecured loans.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

At June 30, 2007
Real estate loans:
One-to-four family	—	$—	2	$1,115	2	$1,115
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

At June 30, 2006
Real estate loans:
One-to-four family	2	$383	—	$—	2	$383
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	8	108	7	57	15	165
Home equity	—	—	—	—	—	—
Other	3	3	6	10	9	13
Total loans	13	$494	13	$67	26	$561

At June 30, 2005
Real estate loans:
One-to-four family	—	$—	2	$757	2	$757
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	6	50	2	28	8	78
Home equity	—	—	—	—	—	—
Other	10	10	1	2	11	12
Total loans	16	$60	5	$787	21	$847

At June 30, 2004
Real estate loans:
One-to-four family	—	$—	—	$—	—	$—
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	40	502	9	79	49	581
Home equity	—	—	—	—	—	—
Other	97	93	2	3	99	96
Total loans	137	$595	11	$82	148	$677

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is ninety days and over past due. All loans past due ninety days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  Interest is not accrued on loans greater than ninety days or more delinquent. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$1,583	$1,115	$—	$757	$—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Other loans:
Automobile	132	19	57	28	79
Home Equity	—	—	—	—	—
Other	15	7	10	2	3
Total	1,730	1,141	67	787	82

Real estate owned and Repossessed assets:
Real estate loans:
One-to-four family	1,045	238	—	—	—
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Other loans:
Automobile	161	74	69	35	62
Home equity	—	—	—	—	—
Other	—	—	—	—	—
Total	1,206	312	69	35	62

Total non-performing assets	$2,936	$1,453	$136	$822	$144
Ratios:
Non-performing loans to total loans (1)	0.23%	0.16%	0.01%	0.15%	0.02%

Non-performing assets to total assets	0.35%	0.18%	0.02%	0.13%	0.02%

Non-accrued interest (2)	$49	$17	$1	$25	$4

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

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 10.4% of our equity capital and 1.11% of our total assets at June 30, 2008.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2008	2007	2006
	(In thousands)
Classified and Special Mention Assets:
Loss	$84	$58	$90
Doubtful	460	670	1,321
Substandard	3,519	2,010	1,134
Special Mention	5,335	3,495	2,497
Total	$9,398	$6,233	$5,042

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

The loss ratio analysis component of the allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

At June 30, 2008, our allowance for loan losses was $3.2 million or 0.43% of the total loan portfolio and 186.66% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is at an amount that will absorb probable incurred loan losses inherent in our loan portfolio.

The following sets forth an analysis of our allowance for loan losses.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$2,805	$2,722	$2,408	$2,328	$2,281

Charge-offs:
One-to-four family real estate	70	—	—	—	—
Commercial real estate	110	—	—	—	—
Multi-family real estate	—	—	—	—	—
Consumer – automobile	646	676	547	500	675
Consumer – other	80	92	33	48	62
Total Charge-offs	906	768	580	548	737
Recoveries:
One-to-four family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Multi-family real estate	27	—	—	—	—
Consumer – automobile	304	312	234	203	279
Consumer – other	37	10	8	19	22
Total Recoveries	368	322	242	222	301

Net charge-offs	538	446	338	326	436

Provision for losses	962	529	652	406	483

Balance at end of year	$3,229	$2,805	$2,722	$2,408	$2,328

Net charge-offs to average loans during this year (1)	0.07%	0.07%	0.06%	0.06%	0.11%

Net charge-offs to average non-performing loans during this year	35.35%	47.90%	73.04%	112.37%	807.41%

Allowance for loan losses to non-performing loans	186.66%	245.84%	4,062.69%	305.97%	2,839.02%

Allowance as a percent of total loans (end of year) (1)	0.43%	0.40%	0.43%	0.45%	0.47%

(1) Total loans are net of deferred fees and costs.

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

					At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$1,744	57.51%	$1,626	66.88%	$1,322	68.63%	$1,037	69.04%	$932	68.82%
Commercial	245	15.54	73	11.09	54	9.24	40	6.01	99	5.41
Multi-family	407	17.75	114	12.55	123	14.01	155	16.26	232	14.60
Other loans:
Automobile	716	7.01	922	7.56	1,184	6.53	1,143	7.16	1,008	9.54
Home equity	1	0.19	1	0.21	2	0.28	1	0.11	1	0.08
Other	116	2.00	69	1.71	37	1.31	32	1.42	56	1.55
Total allowance for loan losses	$3,229	100.00%	$2,805	100.00%	$2,722	100.00%	$2,408	100.00%	$2,328	100.00%

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

Under the direction and guidance of the Asset and Liability Management Committee and board policy, our president has the basic responsibility for the management of our investment portfolio. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

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

At June 30, 2008, our investment portfolio totaled $16.0 million and consisted principally of investment grade collateralized mortgage obligations and mortgage-backed securities. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2008		2007		2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Securities available-for-sale:	(Dollars in thousands)

U.S. government and government sponsored entity bonds	$—	—%	$2,994	8.63%	$5,392	14.96%
Mortgage-backed securities:
Freddie Mac	3,557	22.17	4,827	13.92	5,897	16.37
Collateralized mortgage obligations:
Freddie Mac	4,982	31.06	5,758	16.61	—	—
Total securities available-for-sale	$8,539	53.23%	$13,579	39.16%	$11,289	31.33%
Securities held-to-maturity:

U.S. government and government sponsored entity bonds	$—	—%	$12,000	34.61%	$12,000	33.31%
Mortgage-backed securities:
Fannie Mae	235	1.47	303	0.87	408	1.13
Freddie Mac	178	1.11	217	0.63	269	0.75
Ginnie Mae	123	0.77	146	0.42	168	0.47
Collateralized mortgage obligations:
Fannie Mae	2,274	14.17	2,747	7.92	3,372	9.36
Freddie Mac	4,350	27.11	4,926	14.21	7,197	19.98
Ginnie Mae	344	2.14	757	2.18	1,324	3.67
Total securities held-to-maturity	$7,504	46.77%	$21,096	60.84%	$24,738	68.67%

Total securities	$16,043	100.00%	$34,675	100.00%	$36,027	100.00%

Other earning assets:
Interest-earning deposits in other financial institutions	$6,925	13.28%	$2,970	10.39%	$9,010	24.97%
Fed Funds	32,660	62.66	15,750	55.09	18,335	50.80
FHLB stock	12,540	24.06	9,870	34.52	8,746	24.23
Total other earning assets	$52,125	100.00%	$28,590	100.00%	$36,091	100.00%

Total securities and other earning assets	$68,168		$63,265		$72,118

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

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2008 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:

U.S. government and government sponsored entity bonds	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Mortgage-backed securities:
Freddie Mac	2,804	3.30	—	—	760	3.85	—	—	3,564	3,557	3.42
Collateralized mortgage obligations:
Freddie Mac	—	—	—	—	—	—	4,942	5.37	4,942	4,982	5.37
Total securities available-for-sale	$2,804	3.30%	$—	—%	$760	3.85%	$4,942	5.37%	$8,506	$8,539	4.55%

Securities held-to-maturity:

U.S. government and government sponsored entity bonds	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Mortgage-backed securities:
Fannie Mae	—	—	—	—	—	—	235	5.48	235	235	5.48
Freddie Mac	—	—	—	—	—	—	178	4.97	178	180	4.97
Ginnie Mae	—	—	—	—	40	5.13	83	5.85	123	124	5.61
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	2,274	4.00	2,274	2,224	4.00
Freddie Mac	—	—	—	—	—	—	4,350	4.63	4,350	4,200	4.63
Ginnie Mae	—	—	—	—	—	—	344	3.45	344	345	3.45
Total securities held-to-maturity	—	—	—	—	40	5.13	7,464	4.43	7,504	7,308	4.46

Total securities	$2,804	3.30%	$—	—%	$800	3.91%	$12,449	4.81%	$16,053	$15,847	4.51%

Interest Earning Deposits in Other Financial Institutions. Interest earning deposits in other financial institutions consists of money market deposits placed with multiple federally insured financial institutions in amounts that do not exceed the insurable limit of $100,000. These deposits are used as short-term investments as part of our overall asset/liability management. These deposits had a weighted-average yield of 2.4% at June 30, 2008.

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank of San Francisco. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $12.5 million and had a weighted-average-yield of 5.1% for the year ended June 30, 2008. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco.

Equity Investment. At June 30, 2008, we also had an investment in an affordable housing fund totaling $1.7 million with a commitment to fund an additional $64,000 for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits and tax benefits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by Kaiser Federal Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  At June 30, 2008, the cash surrender value was $11.4 million.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2008, 33.2% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California.  Our ATM’s are located in our branches and near Kaiser Permanente Medical Centers.  We currently do not accept brokered deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and bi-weekly direct deposits from Kaiser Permanente Medical Care Program payrolls. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are a relatively stable source of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the years indicated.

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Opening balance	$494,128	$463,454	$475,792
Acquired deposits	—	—	—
Withdrawals, net of deposits	(14,269)	15,752	(23,721)
Interest credited	15,199	14,922	11,383
Ending balance	$495,058	$494,128	$463,454

Net increase (decrease)	$930	$30,674	$(12,338)

Percent increase (decrease)	0.02%	6.60%	(2.60)%

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$43,267	8.74%	$43,169	8.74%	$43,137	9.31%

Savings	122,622	24.77	136,643	27.65	91,199	19.68

Money Market	78,598	15.88	75,599	15.30	110,987	23.95

Certificates of deposit:
1.00% - 1.99%	—	—	13.01		55.01
2.00% - 2.99%	67.01		939.19		4,911	1.06
3.00% - 3.99%	97,608	19.72	21,256	4.30	54,679	11.80
4.00% - 4.99%	126,783	25.61	119,952	24.27	150,843	32.54
5.00% - 5.99%	26,113	5.27	96,557	19.54	7,643	1.65
Total Certificates of Deposit	250,571	50.61	238,717	48.31	218,131	47.06
Total	$495,058	100.00%	$494,128	100.00%	$463,454	100.00%

The following table indicates the amount of Kaiser Federal Bank’s certificates of deposit by time remaining until maturity as of June 30, 2008.

	Less than or equal to one year	More than one to two years	More than two to three years	More than three to four years	More than four years	Total
	(Dollars in thousands)
2.00% - 2.99%	$67	$—	$—	$—	$—	$67
3.00% - 3.99%	87,587	7,635	1,227	99	1,060	97,608
4.00% - 4.99%	88,105	19,548	12,507	3,194	3,429	126,783
5.00% - 5.99%	19,318	98	300	6,377	20	26,113
	$195,077	$27,281	$14,034	$9,670	$4,509	$250,571

As of June 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $99.5 million.  At June 30, 2007, the amount of such deposits was $93.5 million.  The following table sets forth the maturity of those certificates as of June 30, 2008.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$12,422
Over three through six months	4,773
Over six through twelve months	57,523
Over twelve months	24,807
Total	$99,525

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to purchase loans or to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco. See Note 8 of the Notes to our Consolidated Financial Statements.

We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2008, we had $235.0 million in Federal Home Loan Bank advances outstanding. We interchange the use of deposits and borrowings to fund assets, such as the origination and purchase of loans, depending on various factors including liquidity and asset/liability management strategies. Other borrowings are comprised of $25.0 million in deposits from the State of California through the state’s time deposit program in exchange for pledging $15.8 million investment securities and $37.6 million in mortgage loans as collateral.

The following table sets forth information as to our Federal Home Loan Bank advances for the years indicated.

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Balance at end of year	$235,019	$210,016	$179,948

Average balance outstanding	236,345	189,217	148,408

Maximum month-end balance	245,019	210,016	179,948

Weighted average interest rate during the year	4.50%	4.37%	4.14%

Weighted average interest rate at end of year	4.46%	4.44%	4.20%

Employees

At June 30, 2008, we had a total of 81 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

Activities Restrictions. K-Fed Bancorp is subject to statutory and regulatory restrictions on its business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

If Kaiser Federal Bank fails the qualified thrift lender test, K-Fed Bancorp must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See “- Qualified Thrift Lender Test.”

Waivers of Dividends by K-Fed Mututal Holding Company. The Office of Thrift Supervision (OTS) regulations require K-Fed Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from K-Fed Bancorp. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company provides the OTS with written notice of its intent to waive its right to receive dividends 30 days prior to the proposed date of payment of the dividend, and the OTS does not object. The OTS shall not object to a notice of intent to waive dividends if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the board of directors of the mutual holding company expressly determines that waiver of the dividend by the mutual holding company is consistent with the directors’ fiduciary duties to the mutual members of such company. The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form.  K-Fed Mutual Holding Company waived its right to receive dividends paid by K-Fed Bancorp during the year ended June 30, 2008 and we anticipate that K-Fed Mutual Holding Company will waive future dividends paid by K-Fed Bancorp, if any.

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

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, not in excess of 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2008, Kaiser Federal Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test.  As a federal savings association, Kaiser Federal Bank is subject to the qualified thrift lender, or “QTL,” test.  Under the QTL test, Kaiser Federal Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent twelve-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution’s business.

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

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At June 30, 2008, Kaiser Federal Bank maintained 86.1% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions.  Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account.  A savings association must file an application with the Office of Thrift Supervision for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.  The Office of Thrift Supervision may disapprove a notice or application if:
•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Capital Requirements.  The Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio.

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

In assessing an association’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.  Kaiser Federal Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Kaiser Federal Bank’s risk profile.  At June 30, 2008, Kaiser Federal Bank exceeded each of its capital requirements.

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
At June 30, 2008, Kaiser Federal Bank’s capital exceeded all applicable requirements.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); or

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within forty-five days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” or is deemed to have notice and the plan must be guaranteed by any parent holding company.  The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to 5% of the savings association’s total assets at the time it became

“undercapitalized”; and

•
the amount that is necessary (or would have been necessary) to bring the association into compliance with all capital standards applicable with respect to such association as of the time it fails to comply withy a capital restoration plan.

If a savings association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.”  In addition, numerous mandatory supervisory restrictions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At June 30, 2008, Kaiser Federal Bank met the criteria for being considered “well-capitalized.”

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

In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium.  The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund.  Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment).  Each risk category is assigned an assessment rate.  Assessment rates currently range from .05% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns).  The FDIC is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund.  The Kaiser Federal Bank assessment rate at June 30, 2008 was .05% per $100 of deposits.  Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Kaiser Federal Bank. As a result of a number of FDIC insured institution failures in 2008 and the expectation of more failures over the next few years, FDIC recently announced that the assessment rates are likely to increase.

In addition, all FDIC insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  At December 31, 2007, the FDIC assessed Deposit Insurance Fund- insured deposits was 1.21 basis points (0.0121%) per $100 of deposits to cover those obligations.  The Financing Corporation rate is adjusted quarterly to reflect changes in assessment base of the Deposit Insurance Fund.  This obligation will continue until the Financing Corporation bonds mature in 2017.

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

Federal Home Loan Bank System.  Kaiser Federal Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks each of which is subject to regulation and supervision of the Federal Housing Finance Board.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks.  It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.  All long-term advances are required to provide funds for residential home financing.  The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances.  As a member of the Federal Home Loan Bank of San Francisco, Kaiser Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of June 30, 2008, Kaiser Federal Bank was in compliance with this requirement.

Federal Reserve System

Institutions must maintain a reserve of 3% against aggregate transaction accounts between $7.8 million and $48.3 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $48.3 million.  The first $7.8 million of otherwise reservable balances is exempt from the reserve requirements.  Kaiser Federal Bank is in compliance with the foregoing requirements.  Because required reserves must be maintained in the form of either vault cash, a non- interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Kaiser Federal Bank’s interest-earning assets.  At June 30, 2008, Kaiser Federal Bank was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Sarbanes-Oxley Act of 2002

As a public company, K-Fed Bancorp is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to the effectiveness of the company’s internal control over financial reporting;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At June 30, 2008, Kaiser Federal Bank had no net operating loss carryforwards for federal income tax purposes.

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

If Economic Conditions Further Deteriorate In Our Primary Market Of Southern California, Our Results Of Operations And Financial Condition Could Be Adversely Impacted As Borrowers’ Ability To Repay Loans Declines And The Value Of The Collateral Securing Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and California state governments and other significant external events.  As of June 30, 2008, 57.5% or $428.7 million of our loan portfolio consisted of loans secured by one-to-four family residences.  All our real estate loans are secured by properties located in California.  Decreases in California real estate values have adversely affected the value of property used as collateral.  In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Changes in Interest Rates Can Have An Adverse Effect On Our Net Income.

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

Our outstanding multi-family real estate, commercial real estate and consumer loans accounted for 42.5% of our total loan portfolio as of June 30, 2008, an increase of 36.2% from June 30, 2007.  Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one-to-four family, owner occupied residential properties.  These loans have higher risks than permanent loans secured by residential real estate for the following reasons:

•
Multi-Family Real Estate Loans.  These loans are underwritten on the income producing potential of the property, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•
Commercial Real Estate Loans.  These loans are underwritten on the income producing potential of the property or the successful operation of the borrowers’ or tenants’ businesses, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•
Consumer Loans.  Collateralized consumer loans (such as automobile loans) are collateralized by assets that may not provide adequate source of repayment of the loan due to depreciation, damage or loss.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Management plans to increase emphasis on higher yielding products such as multi-family and commercial real estate loans, while maintaining a moderate growth of one- to-four family residential real estate loans. Many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Further, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As a result of the above factors, management may determine it necessary to increase the level of provision for loan losses. Increased provisions for loan losses could negatively affect our results of operation.

Our Loan Portfolio Possesses Increased Risk Due To Its Rapid Expansion, Unseasoned Nature And Amount Of Nonconforming Loans.

From June 30, 2004 to June 30, 2008, our loan portfolio has grown by $248.8 million or 50.1%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned and may not have had sufficient time to perform to properly indicate the potential magnitude of losses. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment that causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of the repricing. A significant portion of our one-to-four family residential loans are non-conforming to secondary market requirements, due mainly to the large loan size or loan terms, and are therefore, not saleable to Freddie Mac or Fannie Mae.  At June 30, 2008, about 12.3% of our one-to-four family loan portfolio consisted of loans that were considered nonconforming due to loan size.

As of June 30, 2008, we held in portfolio approximately $91.6 million in one-to four-family interest-only mortgage loans.  This amount represents 12.3% of our gross loan portfolio. The interest rate on these loans are initially fixed for three, five or seven year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term. Since 2005, we have originated or purchased interest-only loans on the basis that the loan is fully amortizing and for an adjustable rate loan by qualifying the borrower based upon the rate that would apply upon the first interest rate adjustment. We have also purchased loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans.  A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. At June 30, 2008, we had $73.9 million in fixed rate stated income loans and $33.3 million in adjustable rate stated income loans. Included in our stated income loans at June 30, 2008 were $37.0 million in interest only loans.

Non-conforming one-to-four family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of provision for loan losses.  For example, if the interest rate adjustment results in the borrower being unable to make higher payments of both interest and principal or to refinance the loan, we would be required to initiate collection efforts including foreclosure in order to protect our investment.  Although we have not experienced such increased delinquencies or foreclosures in the current economy, there can be no assurance that our nonconforming loan portfolio would not be adversely affected as regional and national economic conditions further deteriorate. In addition, there can be no assurance, that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan losses.

If The Allowance For Loan Losses Is Not Sufficient To Cover Actual Losses, Net Income May Be Negatively Affected.

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loans losses, management reviews the loan portfolio and Kaiser Federal Bank’s historical loss and delinquency experience, as well as overall economic conditions. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by the Office of Thrift Supervision, who may disagree with the allowance and require us to increase such amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2008, our allowance for loan losses was $3.2 million, or 0.43% of total loans and 186.66% of non-performing loans.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2008, we had three full service offices and six financial service centers. Our financial service centers provide all the same services as a full service office except they do not dispense cash, but cash is available from an ATM located on site. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $2.4 million at June 30, 2008.

The following table provides a list of our main and branch offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2008 (In thousands)

HOME AND EXECUTIVE OFFICE
1359 North Grand Avenue Covina, CA 91724	Leased	April 2010	$61,755

BRANCH OFFICES:
252 South Lake Avenue Pasadena, CA 91101	Leased	May 2015	$49,358

3375 Scott Boulevard, Suite 312 Santa Clara, CA 95054	Leased	May 2009	$54,271

9844 Sierra Avenue, Suite A Fontana, CA 92335	Leased	September 2011	$39,370

8501 Van Nuys Boulevard Panorama City, CA 91402	Leased	March 2011	$111,689

10105 Rosecrans Avenue Bellflower, CA 90706	Leased	March 2011	$48,873

26640 Western Avenue, Suite N Harbor City, CA 90170	Leased	February 2011	$22,749

1110 N. Virgil Avenue Los Angeles, CA 90029	Leased	March 2011	$73,544

11810 Pierce Street, Suite 150 Riverside, CA 92505	Owned	n/a	$33,449

We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and K-Fed Bancorp.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2008 was $653,000.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “KFED.” K-Fed Mutual Holding Company owns 8,861,750 shares, or 65.8% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of June 30, 2008 was 2,336.  Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the two fiscal years ended June 30, 2008 and June 30, 2007. The Company began trading on the NASDAQ Stock Market on March 31, 2004. The following information was provided by the NASDAQ Stock Market.

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2008
Quarter ended September 30, 2007	$15.86	$12.72	$0.10
Quarter ended December 31, 2007	$14.00	$10.07	$0.10
Quarter ended March 31, 2008	$11.97	$7.95	$0.11
Quarter ended June 30, 2008	$11.90	$10.72	$0.11

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2007
Quarter ended September 30, 2006	$16.09	$14.25	$0.09
Quarter ended December 31, 2006	$19.25	$16.09	$0.10
Quarter ended March 31, 2007	$20.05	$18.45	$0.10
Quarter ended June 30, 2007	$19.70	$14.51	$0.10

Dividend Policy

Dividend payments by K-Fed Bancorp are dependent primarily on dividends it receives from Kaiser Federal Bank. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. No capital distributions to K-Fed Bancorp were made during fiscal 2008. The Board of Directors of the Bank declared and paid to K-Fed Bancorp $10.0 million in dividends during fiscal 2007. The distributions made during fiscal 2007 were for the purpose of repurchasing shares of Company common stock. See “How We Are Regulated – Capital Distributions.”

Equity Compensation Plans

Set forth below is information, as of June 30, 2008, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	322,400	$14.78	234,555
Equity compensation plans not approved by stockholders	—	—	—
Total	322,400	$14.78	234,555
______________________
(1)	Consists of options granted to directors and employees to purchase stock under the 2004 K-Fed Bancorp Stock Option Plan.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
2/1/08 – 2/29/08	71,886	$10.93	71,886	436,902
3/1/08 – 3/31/08	47,300	$10.50	119,186	389,602
4/1/08 – 4/30/08	130,080	$11.62	249,266	259,522
5/1/08 – 5/31/08	88,742	$11.56	338,008	170,780
6/1/08 – 6/30/08	129,311	$11.04	467,319	41,469
______________________

* On January 26, 2008, the Company announced its intention to repurchase an additional 10% of its outstanding publicly held common stock, or 508,788 shares of stock.

Item 6. Selected Financial Data

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the years indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein at Item 7 and the consolidated financial statements and related notes contained in Item 8.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$849,016	$799,625	$738,899	$639,882	$584,422
Total cash and cash equivalents	44,315	22,339	25,579	17,315	12,158
Loans receivable, net	742,191	699,143	634,093	537,567	496,206
Securities available-for-sale	8,539	13,579	11,289	18,848	21,003
Securities held-to-maturity	7,504	21,096	24,738	30,834	41,361
Interest-earning deposits in other financial institutions	6,925	7,363	9,010	9,010	2,970
Federal Home Loan Bank stock	12,540	9,870	8,746	4,027	3,290
Total deposits(1)	495,058	494,128	463,454	475,792	422,953
Total borrowings	235,019	210,016	179,948	70,777	70,000
State of California time deposit	25,000	—	—	—	—
Total stockholders’ equity	90,728	92,317	92,657	90,760	89,116

Selected Operations Data:
Total interest income	$45,238	$41,166	$35,821	$28,168	$22,037
Total interest expense	25,769	23,140	17,464	10,800	9,622
Net interest income	19,469	18,026	18,357	17,368	12,415
Provision for loan losses	962	529	652	406	483
Net interest income after provision for loan losses	18,507	17,497	17,705	16,962	11,932

Total noninterest income	4,320	4,259	3,426	3,056	3,229

Terminated stock offering costs	1,279	—	—	—	—
Other noninterest expense	15,477	14,518	13,476	12,041	10,000
Total noninterest expense	16,756	14,518	13,476	12,041	10,000

Income before income tax expense	6,071	7,238	7,655	7,977	5,161

Income tax expense	2,163	2,534	2,726	2,980	1,993

Net income	$3,908	$4,704	$4,929	$4,997	$3,168

Basic earnings per share	$0.29	$0.35	$0.36	$0.36	$0.06

Diluted earnings per share	$0.29	$0.34	$0.36	$0.36	$0.06

Dividends per share	$0.42	$0.39	$0.28	$0.16	$—

(1) On September 24, 2004, the Bank acquired $61.0 million in deposits from Pan America Bank.

	At or for the Year Ended June 30,
	2008	2007	2006	2005	2004

Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	0.47%	0.61%	0.68%	0.82%	0.58%
Return on equity (ratio of net income to average total equity)	4.21%	5.09%	5.33%	5.49%	6.05%
Dividend payout ratio (1)	145.32%	112.69%	78.62%	44.80%	n/a
Ratio of noninterest expense to average total assets(2)	1.87%	1.89%	1.87%	1.97%	1.82%
Efficiency ratio (3)	65.06%	65.15%	61.86%	58.96%	63.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.99%	117.84%	119.38%	124.49%	117.32%
Average interest rate spread	1.93%	1.87%	2.17%	2.48%	2.03%
Interest rate spread at end of year	2.11%	1.84%	2.18%	2.33%	2.31%
Net interest margin (4)	2.45%	2.43%	2.66%	2.93%	2.34%

Asset Quality Ratios:
Non-performing assets to total assets	0.35%	0.18%	0.02%	0.13%	0.02%
Allowance for loan losses to non-performing loans(5)	186.66%	245.84%	4062.69%	305.97%	2839.02%
Allowance for loan losses to total loans (5) (6)	0.43%	0.40%	0.43%	0.45%	0.47%
Net charge-offs to average outstanding loans	0.07%	0.07%	0.06%	0.06%	0.11%
Non-performing loans to total loans	0.23%	0.16%	0.01%	0.15%	0.02%

Capital Ratios:
Equity to total assets at end of year	10.69%	11.55%	12.54%	14.18%	15.25%
Average equity to average assets	11.22%	12.00%	12.84%	14.85%	9.56%
Tier 1 leverage	8.45%	8.32%	9.58%	10.17%	11.05%
Tier 1 risk-based	12.38%	12.76%	15.42%	16.12%	17.95%
Total risk-based	12.89%	13.30%	16.03%	16.74%	18.63%

Other Data:
Number of branches	9	9	7	5	4
Number of ATM’s	54	54	52	30	28
Number of loans	10,480	9,442	8,942	8,847	9,936
Number of deposit accounts	65,668	66,330	64,995	65,724	65,264
Assets in millions per total number of full-time equivalent employees	$8.66	$8.79	$7.46	$7.44	$7.04

(1) The dividend payout ratio is calculated using dividends declared and not waived by the Company’s mutual holding company parent, K-Fed Mutual Holding Company, divided by net income.
(2) Noninterest expense, exclusive of terminated stock offering costs.
(3) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and terminated stock offering costs..
(4) Net interest income divided by average interest-earning assets.
(5) The allowance for loan losses at June 30, 2008, 2007, 2006, 2005, and 2004 was $3.2 million, $2.8 million, $2.7 million, $2.4 million, and $2.3 million, respectively.
(6) Total loans are net of deferred fees and costs.

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

Our strategy continues to focus on operating as an independent financial institution dedicated to serving the needs of customers in our market area, which extends from Southern California to the San Francisco Bay area as a result of our history as a credit union serving the employees of the Kaiser Permanente Medical Care Program. We intend to continue to attract retail deposits, with the goal of expanding the deposit base by building upon the existing market locations. We opened new financial service centers in Los Angeles and Riverside during the 2007 fiscal year as well as Bellflower and Harbor City in fiscal year 2006 as part of this effort.  Financial service centers provide all the services of a full service branch but do not dispense or accept cash except through an on-site ATM.  By utilizing a “cash-less” branch we are able to reduce personnel costs at the branch and improve our efficiency in the delivery of financial services.

Remote access methods, such as our 54 ATMs, audio response unit, call center, and internet banking / bill payer continue to process over 90% of our customer transactions. Branches and financial service centers strategically located for our markets provide touchstones to attract new account holders and facilitate transactions that cannot be completed electronically.

Historically, a majority of the deposits have been used to originate or purchase one-to-four family residential real estate, multi-family or commercial real estate loans. We anticipate we will continue this practice.  A large percentage of our loan portfolio consists of loans that we have purchased, using our own underwriting standards. However, we have not purchased a loan pool since February 2007 as current demand for multi-family or commercial real estate loans has been sufficient to support our growth initiatives.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

    Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16 of the Company’s consolidated financial statements contained in Item 8. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007.

General. Our total assets increased by $49.4 million, or 6.2%, to $849.0 million at June 30, 2008 compared to $799.6 million at June 30, 2007. The increase primarily reflected growth in our net loan portfolio of $43.1 million to $742.2 million at June 30, 2008 from $699.1 million at June 30, 2007. The increase in assets was funded by increases in borrowings and State of California time deposits. Borrowings from the Federal Home Loan Bank increased $25.0 million to $235.0 million at June 30, 2008 from $210.0 million at June 30, 2007. State of California Deposits increased by $25.0 million due to participation in the State of California’s Time Deposit program.

Loans. Our net loan portfolio increased $43.1 million, or 6.2%, to $742.2 million at June 30, 2008 from $699.1 million at June 30, 2007.  This increase was primarily attributable to increases in multi-family real estate loans, which increased $44.2 million, or 50.1% to $132.3 million at June 30, 2008 from $88.1 million at June 30, 2007. Additional increases were experienced in commercial real estate loans, which increased $38.0 million, or 48.8% to $115.8 million at June 30, 2008 from $77.8 million at June 30, 2007. Consumer loans increased $2.0 million, or 3.0% to $68.6 million at June 30, 2008 from $66.6 million at June 30, 2007.  The overall loan mix remained relatively constant, with real estate loans comprising 90.8% of the total loan portfolio at June 30, 2008, compared with 90.5% at June 30, 2007. This growth in loans is consistent with our business strategy of utilizing deposits and other funding sources to expand our income producing real estate loan portfolio. We intend to continue emphasizing the origination of multi-family and commercial real estate loans.

Investments. Our investment portfolio, consisting of available for sale and held to maturity securities (including mortgage-backed securities), decreased $18.7 million, or 53.9% to $16.0 million at June 30, 2008 from $34.7 million at June 30, 2007 due to maturity of existing securities. The decrease was primarily due to the Company’s focus on its investment in multi-family and commercial real estate loans.

Deposits. Our total deposits increased $1.0 million, or 0.2%, to $495.1 million at June 30, 2008 from $494.1 million at June 30, 2007. This limited growth was primarily due to the Bank’s focus on core customer relationships instead of special rate offerings to customers.

Equity. Total stockholders’ equity decreased $1.6 million, or 1.7%, to $90.7 million at June 30, 2008, from $92.3 million at June 30, 2007. Our equity to assets ratio under generally accepted accounting principles (“GAAP”) was 10.7% at June 30, 2008 compared to 11.6% at June 30, 2007.   The decrease resulted from the repurchase of 467,319 shares of our outstanding common stock at an average price of $11.23 for a total cost of $5.0 million and cash payments of $2.0 million in dividends to stockholders of record, excluding shares held by K-Fed Mutual Holding Company, which waived the receipt of its dividends for the fiscal year ended June 30, 2008, of $0.42 per share for the year ended

June 30, 2008.  This decrease was offset by $3.9 million in income earned for the year ended June 30, 2008 in addition to the allocation of ESOP shares and restricted stock awards and options earned during the same period totaling $1.3 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information at June 30, 2008 and for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.
		For the year ended June 30,
	At June 30, 2008	2008			2007			2006
	Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets		(Dollars in thousands)
Loans receivable (1) (4)	5.83%	$723,953	$42,582	5.88%	$659,186	$37,379	5.67%	$610,410	$32,918	5.39%
Securities(2)	4.49	24,197	1,085	4.48	33,788	1,365	4.04	44,188	1,611	3.65
Fed funds	2.17	30,301	873	2.88	31,357	1,604	5.12	16,696	637	3.82
Federal Home Loan Bank stock	5.10	11,305	572	5.06	9,111	480	5.27	7,121	280	3.93
Interest-earning deposits in other financial institutions	2.43	3,669	126	3.41	7,996	338	4.23	10,522	375	3.56
Total interest-earning assets	5.56	793,425	45,238	5.70	741,438	41,166	5.55	688,937	35,821	5.20
Noninterest earning assets		34,153			28,224			30,756
Total assets		$827,578			$769,662			$719,693

Interest-Bearing Liabilities
Deposits:
Money market	2.20%	$75,213	$1,915	2.55%	$95,113	$2,700	2.84%	$111,487	$2,343	2.10%
Savings	1.20	127,759	2,112	1.65	116,150	1,925	1.66	94,809	395	0.42
Certificates of deposit	4.16	236,062	10,918	4.63	228,717	10,254	4.48	222,416	8,586	3.86
Borrowings	4.22	245,024	10,824	4.42	189,217	8,261	4.37	148,408	6,140	4.14
Total interest-bearing liabilities	3.45	684,058	25,769	3.77	629,197	23,140	3.68	577,120	17,464	3.03
Noninterest bearing liabilities		50,651			48,110			50,171
Total liabilities		734,709			677,307			627,291
Equity		92,869			92,355			92,402
Total liabilities and equity		$827,578			$769,662			$719,693

Net interest/spread	2.11%		$19,469	1.93%		$18,026	1.87%		$18,357	2.17%

Margin(3)				2.45%			2.43%			2.66%

Ratio of interest-earning assets to interest-bearing liabilities		115.99%			117.84%			119.38%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets
(4) Interest income includes loan fees of $328,000, $251,000, and $276,000 for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

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

	For the Year Ended June 30,				For the Year Ended June 30,
	2008 vs. 2007 Increase (Decrease) Due to changes in				2007 vs. 2006 Increase (Decrease) Due to changes in
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-Earning Assets
Loans Receivable (1)	$3,673	$1,393	$137	$5,203	$2,630	$1,695	$136	$4,461
Securities	(387)	150	(43)	(280)	(379)	174	(41)	(246)
Fed Funds	(54)	(701)	24	(731)	559	217	191	967
Federal Home Loan Bank stock	116	(19)	(5)	92	78	95	27	200
Interest-earning deposits in other financial institutions	(183)	(66)	36	(213)	(90)	70	(17)	(373)
Total interest-earning assets	$3,165	$757	$149	$4,071	$2,798	$2,251	$296	$5,345

Interest-Bearing Liabilities
Deposits:
Money market	$(565)	$(278)	$58	$(785)	$(344)	$822	$(121)	$357
Savings	192	(5)	─	187	89	1,176	265	1,530
Certificates of deposit	329	324	11	664	243	1,386	39	1,668
Borrowings	2,436	98	29	2,563	1,688	339	94	2,121
Total interest-bearing liabilities	2,392	139	98	2,629	1,676	3,723	277	5,676

Change in net interest income/spread	$773	$618	$51	$1,442	$1,122	$(1,472)	$19	$(331)

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2008 and 2007.

General. Net income for the year ended June 30, 2008 was $3.9 million, a decrease of $796,000, or 16.9%, from net income of $4.7 million for the year ended June 30, 2007. The decline in net income was primarily attributable to recognizing $1.3 million in stock offering costs resulting from the cancellation of the stock offering in connection with the proposed second step conversion of K-Fed Mutual Holding Company.  If the stock offering had been successful, these costs would have been deducted from the proceeds of the offering as required by GAAP instead of being expensed.

Interest Income. Interest income increased $4.0 million, or 9.7%, to $45.2 million for the year ended June 30, 2008 from $41.2 million for the year ended June 30, 2007. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $64.8 million, or 9.8%, to $724.0 million for the year ended June 30, 2008 from $659.2 million for the year ended June 30, 2007. The increase was primarily due to increases in multi-family and commercial real estate loans. The average yield on loans receivable increased 21 basis points to 5.88% for the year ended June 30, 2008 from 5.67% for the year ended June 30, 2007.

Interest Expense. Interest expense increased $2.7 million, or 11.7%, to $25.8 million for the year ended June 30, 2008 from $23.1 million for the year ended June 30, 2007. The average interest rates on interest-bearing liabilities increased 9 basis points to 3.77% for the year ended June 30, 2008 from 3.68% for the year ended June 30, 2007. This increase was primarily attributable to the increased volume and interest rate paid on average deposits, specifically certificates of deposit, and an increase in the average balance and interest rate on advances from the Federal Home Loan Bank of San Francisco.

The average balance of money market accounts decreased by $19.9 million, or 20.9% to $75.2 million for the year ended June 30, 2008 from $95.1 million for the year ended June 30, 2007.  The average cost of money market accounts decreased 29 basis points to 2.55% for the year ended June 30, 2008 from 2.84% for the year ended June 30, 2007 as a result of a general decline in the interest rate environment.  The average balance of savings accounts increased by $11.6 million, or 10.0% to $127.8 million for the year ended June 30, 2008 from $116.2 million for the year ended June 30, 2007.  The average cost of savings accounts decreased one basis point to 1.65% for the year ended June 30, 2008 from 1.66% for the year ended June 30, 2007.  The average balance of certificates of deposit increased by $7.4 million, or 3.2%, to $236.1 million for the year ended June 30, 2008 from $228.7 million for the year ended June 30, 2007. The average cost of certificates of deposit increased 15 basis points to 4.63% for the year ended June 30, 2008 from 4.48% for the year ended June 30, 2007. The average balance of borrowings increased $55.8 million, or 29.5%, to $245.0 million for the year ended June 30, 2008 from $189.2 million for the year ended June 30, 2007 due to new advances from the FHLB as well as participation in the State of California’s Time Deposit program and was used to fund loan growth. The average cost of borrowings increased 5 basis points to 4.42% for the year ended June 30, 2008 from 4.37% for the year ended June 30, 2007.

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

The loss ratio analysis component of the allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

Our provision for loan losses increased $433,000 to $962,000 for the year ended June 30, 2008 as compared to $529,000 for the year ended June 30, 2007. The allowance for loan losses as a percent of total loans was 0.43% at June 30, 2008 as compared to 0.40% at June 30, 2007. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as general increases in multi-family and commercial real estate lending, which generally have a higher risk than traditional one-to-four family real estate lending. The assumptions were based both on current industry and economic trends in addition to our internal loan loss history. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both years.

Noninterest Income. Noninterest income increased $60,000, or 1.4%, to $4.3 million for the year ended June 30, 2008 from $4.3 million for the year ended June 30, 2007. The increase was primarily the result of an increase in referral commissions and customer service charges offset by declines in ATM fees and charges and higher losses attributable to our investment in a California Affordable Housing Program Fund.

Noninterest Expense. Our noninterest expense increased $2.3 million, or 15.9% to $16.8 million for the year ended June 30, 2008 from $14.5 million for the year ended June 30, 2007. The increase was primarily due to the recognition of $1.3 million in terminated stock offering costs, a $410,000 increase in salaries and benefits, a $223,000 increase in occupancy and equipment and an $183,000 increase in other operating expenses.

Salaries and benefits represented 47.9% and 52.5% of total noninterest expense for the years ended June 30, 2008 and 2007, respectively. Total salaries and benefits increased $410,000, or 5.4%, to $8.0 million for the year ended June 30, 2008 from $7.6 million for the year ended June 30, 2007. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Occupancy and equipment expenses increased $223,000, or 10.6% to $2.3 million for the year ended June 30, 2008 from $2.1 million for the year ended June 30, 2007. The increase was primarily due to additional data processing hardware and software costs.

Other operating expenses increased $183,000, or 11.4% to $1.7 million for the year ended June 30, 2008 from $1.6 million for the year ended June 30, 2007. The increase in other expense was primarily due to the FDIC Deposit Insurance Fund assessments which began in the 2008 fiscal year.

Income Tax Expense. Income tax expense for the year ended June 30, 2008 was $2.2 million as compared to $2.5 million for the year ended June 30, 2007. This decrease was primarily the result of a decline in pre-tax income of $1.2 million for the year ended June 30, 2008. The effective tax rate was 35.6% and 35.0% for the years ended June 30, 2008 and 2007, respectively.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2007 and 2006.

General. Net income for the year ended June 30, 2007 was $4.7 million, a decrease of $225,000, or 4.6%, from net income of $4.9 million for the year ended June 30, 2006 due to a decline in net interest income and an increase in non-interest expense.

Interest Income. Interest income increased $5.4 million, or 15.1%, to $41.2 million for the year ended June 30, 2007 from $35.8 million for the year ended June 30, 2006. The primary factor for the increase in the interest income was an increase in the average loans receivable balance of $48.8 million, or 8.0%, to $659.2 million for the year ended June 30, 2007 from $610.4 million for the year ended June 30, 2006. The increase was primarily due to increases in multifamily loans and purchases of one-to-four family real estate loans. The average yield on loans receivable increased 28 basis points to 5.67% for the year ended June 30, 2007 from 5.39% for the year ended June 30, 2006.

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

The average balance of money market accounts decreased by $16.4 million, or 14.7% to $95.1 million for the year ended June 30, 2007 from $111.5 million for the year ended June 30, 2006.  The average cost of money market accounts increased 74 basis points to 2.84% for the year ended June 30, 2007 from 2.10% for the year ended June 30, 2006.  The average balance of savings accounts increased by $21.4 million, or 22.6% to $116.2 million for the year ended June 30, 2007 from $94.8 million for the year ended June 30, 2006.  The average cost of savings accounts increased 124 basis points to 1.66% for the year ended June 30, 2007 from .42% for the year ended June 30, 2006.  The average balance of certificates of deposit increased by $6.3 million, or 2.8%, to $228.7 million for the year ended June 30, 2007 from $222.4 million for the year ended June 30, 2006. The average cost of certificates of deposit increased 62 basis points to 4.48% for the year ended June 30, 2007 from 3.86% for the year ended June 30, 2006.

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

Noninterest Income. Noninterest income increased $833,000, or 24.5%, to $4.3 million for the year ended June 30, 2007 from $3.4 million for the year ended June 30, 2006. The increase was primarily the result of a $489,000 reduction in the loss on our equity investment in a California Affordable Housing Program tax credit fund, an $186,000 increase in service charges and fees from deposit accounts and a $131,000 increase in fee and transaction income related to the deployment of additional ATM’s.

We account for our equity investment in the California Affordable Housing program in accordance with APB 18 using the equity method of accounting.  The reduction in loss attributable to our equity investment was based upon the most recent financial statement information.

Noninterest Expense. Our noninterest expense increased $1.0 million, or 7.4% to $14.5 million for the year ended June 30, 2007 from $13.5 million for the year ended June 30, 2006. The increase was primarily due to a $321,000 increase in salaries and benefits, a $316,000 increase in occupancy and equipment, a $162,000 increase in professional services and a $102,000 increase in other operating expenses.

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

Occupancy and equipment expenses increased $316,000, or 17.6% to $2.1 million for the year ended June 30, 2007 from $1.8 million for the year ended June 30, 2006. The increase was primarily due to costs associated with the relocation of our Pasadena Branch and increased costs related to build-outs of financial service centers in Los Angeles and Riverside in addition to increased equipment maintenance expense.

Professional services increased $162,000, or 21.6% to $913,000 for the year ended June 30, 2007 compared to $751,000 for the year ended June 30, 2006. The increase in professional services was primarily due to increased external and internal audit services as a result of complying with Sarbanes-Oxley Section 404 audit requirements.

Other operating expenses increased $102,000, or 6.8% to $1.6 million for the year ended June 30, 2007 from $1.5 million for the year ended June 30, 2006. The increase in other expense was primarily due to increased operational costs to support continued growth of the Bank.

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

Our liquidity, represented by cash and cash equivalents, interest bearing accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances and State of California time deposits to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Business - Lending Activities.”  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2008, total approved loan commitments amounted to $10.5 million, which includes the unadvanced portion of loans of $3.7 million.  Certificates of deposit and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2008, were $195.0 million and $28.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2008, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $106.4 million.

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes the Company’s long-term contractual obligations at June 30, 2008.

Contractual obligations	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
	(In thousands)
FHLB advances	$235,000	$28,000	$147,000	$60,000	$—
State of California time deposit	25,000	25,000	—	—	—
Operating lease obligations	2,595	861	1,165	286	283
Loan commitments to originate residential mortgage loans	6,712	6,712	—	—	—
Available home equity and unadvanced lines of credit	3,728	3,728	—	—	—
Certificates of deposit	250,571	195,077	41,315	14,179	—
Commitments to fund equity investment in tax credit fund	64	64	—	—	—
Total commitments and contractual obligations	$523,670	$259,442	$189,480	$74,465	$283

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. Total stockholders’ equity was $90.7 million at June 30, 2008 or 10.69%, of total assets on that date. As of June 30, 2008, we exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at June 30, 2008 were as follows: core capital 8.41%; Tier I risk-based capital 12.42%; and total risk-based capital 12.99%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated - Capital Requirements.”

For the year ended June 30, 2008, we repurchased 467,319 shares of our common stock at an average cost of $11.23.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Asset and Liability Management and Market Risk

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our fixed rate loans generally have longer maturities than our fixed rate deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.  In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors recommend and set the asset and liability policies of Kaiser Federal Bank, which are implemented by the asset/liability management committee.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following tables, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2008 and June 30, 2007 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	June 30, 2008
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$53,007	$(30,374)	(36)%	6.58%	(315	)bp
+200 bp	63,782	(19,599)	(24)	7.75	(198)
+100 bp	73,847	(9,536)	(11)	8.79	(94)
0 bp	83,381	—	—	9.73	—
-100 bp	88,126	4,745	6	10.14	41
-200 bp	—	—	—	—	—

	June 30, 2007
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$39,973	$(38,212)	(49)%	5.49%	(445	)bp
+200 bp	54,079	(24,106)	(31)	7.22	(272)
+100 bp	67,237	(10,948)	(14)	8.75	(119)
0 bp	78,185	—	—	9.94	—
-100 bp	85,981	7,796	10	10.72	78
-200 bp	88,745	10,560	14	10.92	98

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

Please see pages 74 through 109 following the signature page of this Form 10-K.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm on Pages 75 and 76.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.k-fed.com.

Item 11. Executive Compensation.

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

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
3.2                      Bylaws of K-Fed Bancorp (2)
4.0                      Form of Stock Certificate of K-Fed Bancorp (1)
10.1                    Registrant’s Employee Stock Ownership Plan (1)
10.2                    Registrant’s Executive Non-Qualified Retirement Plan (1)
10.3                    Registrant’s 2004 Stock Option Plan (3)
10.4                    Registrant’s 2004 Recognition and Retention Plan (3)
21.0                    Subsidiaries of the Registrant (1)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)  Filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, initially filed on December 9, 2003 with the Securities and Exchange Commission (Registration No.333-111029), and incorporated herein by reference.

(2)  Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 3, 2007 with the Securities and Exchange Commission (Commission File No. 000-50592) and incorporated herein by reference.

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

                                              K-Fed Bancorp

Date: September 8, 2008	/s/ Kay M. Hoveland
Kay M. Hoveland President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 8, 2008	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: September 8, 2008	/s/ Kay M. Hoveland
Kay M. Hoveland Director, President, Chief Executive Officer and Principal Executive Officer

Date: September 8, 2008	/s/ Dustin Luton
Chief Financial Officer Principal Financial Officer

Date: September 8, 2008	/s/ Rita H. Zwern
Rita H. Zwern Director and Secretary

Date: September 8, 2008	/s/ Gerald A. Murbach
Gerald A. Murbach Director

Date: September 8, 2008	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 8, 2008	/s/ Laura G. Weisshar
Laura Weisshar Director

EXHIBIT 23.1

Consent of Crowe Horwath LLP

We consent to the incorporation by reference in Registration Statements on Form S-8 for the K-Fed Bancorp 2004 Stock Option Plan and the K-Fed Bancorp 2004 Recognition and Retention Plan (333-120768) and the Form S-8 for the Kaiser Federal Bank Savings and Profit Sharing Plan and Trust (333-113078) of our report dated September 8, 2008 on the consolidated financial statements of K-Fed Bancorp and on the effectiveness of internal control over financial reporting of K-Fed Bancorp which report is included in Form 10-K for K-Fed Bancorp for the year ended June 30, 2008.

                                                                                 /s/ Crowe Horwath LLP
                                                                                                                                                                                                                                       Crowe Horwath LLP
Oak Brook, Illinois
September 8, 2008

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

Date:  September 8, 2008                                                                                                                                                                                     /s/ Kay M. Hoveland
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

Date: September 8, 2008	/s/ Dustin Luton
                                                                                                 Dustin Luton
                                                                                                 Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date:  September 8, 2008                                                                                                                                                                            /s/ Kay M. Hoveland
                                                                                            Kay M. Hoveland
                                                                                            Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: September 8, 2008                                                                                                                                                                             /s/ Dustin Luton
                                                                                             Dustin Luton
                                                                                             Chief Financial Officer

K-Fed Bancorp

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their attestation report, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. See “Report of Independent Registered Public Accounting Firm.”

/s/ Kay M. Hoveland	/s/ Dustin Luton
Kay M. Hoveland	Dustin Luton
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

    To the Board of Directors
    K-Fed Bancorp
    Covina, California

We have audited the accompanying consolidated statements of financial condition of K-Fed Bancorp (“Company”)as of June 30, 2008 and 2007, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008.  We also have audited K-Fed Bancorp’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."  K-Fed Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for it’s assessment of internal control over financial reporting in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Fed Bancorp as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, K-Fed Bancorp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
                                                                                                                                                                                                                    /s/ Crowe Horwath LLP
Oak Brook, Illinois                                                                                                                                                                                         Crowe Horwath LLP

September 8, 2008

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	June 30 2008	June 30 2007
ASSETS
Cash and due from banks	$11,655	$6,589
Federal funds sold	32,660	15,750
Total cash and cash equivalents	44,315	22,339
Interest earning deposits in other financial institutions	6,925	7,363
Securities available-for-sale	8,539	13,579
Securities held-to-maturity, fair value of $7,308 and $20,514 at June 30, 2008 and June 30, 2007, respectively	7,504	21,096
Federal Home Loan Bank stock, at cost	12,540	9,870
Loans receivable	745,435	701,962
Deferred net loan origination costs (fees)	33	(134)
Net (discount) premium on purchased loans	(48)	120
Allowance for loan losses	(3,229)	(2,805)
Loans receivable, net	742,191	699,143
Accrued interest receivable	3,278	3,259
Premises and equipment, net	3,059	3,484
Core deposit intangible	226	323
Goodwill	3,950	3,950
Bank-owned life insurance	11,408	10,954
Other real estate owned	1,045	238
Other assets	4,036	4,027
Total assets	$849,016	$799,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$43,267	$43,169
Interest bearing	451,791	450,959
Total deposits	495,058	494,128
Federal Home Loan Bank advances, short-term	28,000	20,000
Federal Home Loan Bank advances, long-term	207,019	190,016
State of California time deposit	25,000	—
Accrued expenses and other liabilities	3,211	3,164
Total liabilities	758,288	707,308
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; June 30, 2008 — 14,713,440 shares issued June 30, 2007 — 14,724,760 shares issued	147	147
Additional paid-in capital	58,448	57,626
Retained earnings	51,035	49,084
Accumulated other comprehensive income (loss), net of tax	20	(126)
Unearned employee stock ownership plan shares June 30, 2008 — 261,590 shares June 30, 2007 — 307,084 shares	(2,616)	(3,071)
Treasury stock, at cost (June 30, 2008 — 1,243,134 shares; June 30, 2007 —775,815 shares)	(16,306)	(11,343)
Total stockholders’ equity	90,728	92,317
Total liabilities and stockholders’ equity	$849,016	$799,625

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended June 30
	2008	2007	2006
Interest income
Interest and fees on loans	$42,582	$37,379	$32,918
Interest on securities, taxable	1,085	1,365	1,611
Federal Home Loan Bank dividends	572	480	280
Other interest	999	1,942	1,012
Total interest income	45,238	41,166	35,821
Interest Expense
Interest on borrowings	10,824	8,261	6,140
Interest on deposits	14,945	14,879	11,324
Total interest expense	25,769	23,140	17,464
Net interest income	19,469	18,026	18,357
Provision for loan losses	962	529	652
Net interest income after provision for loan losses	18,507	17,497	17,705
Noninterest income
Service charges and fees	2,259	2,013	1,827
ATM fees and charges	1,595	1,612	1,481
Referral commissions	309	259	238
Loss on equity investment	(377)	(99)	(588)
Bank-owned life insurance	454	439	426
Other noninterest income	80	35	42
Total noninterest income	4,320	4,259	3,426
Noninterest expense
Salaries and benefits	8,029	7,619	7,298
Occupancy and equipment	2,314	2,091	1,775
ATM expense	1,346	1,249	1,135
Advertising and promotional	390	316	407
Professional services	876	913	751
Postage	288	315	295
Telephone	497	461	363
Terminated stock offering costs	1,279	—	—
Other operating expense	1,737	1,554	1,452
Total noninterest expense	16,756	14,518	13,476
Income before income tax expense	6,071	7,238	7,655
Income tax expense	2,163	2,534	2,726
Net income	$3,908	$4,704	$4,929

Earnings per common share:
Basic	$0.29	$0.35	$0.36
Diluted	$0.29	$0.34	$0.36

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands, except share and per share data)

		Common Stock							Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Unearned ESOP Shares	Unearned Stock Awards	Shares	Amount	Total
Balance, July 1, 2005		14,711,800	147	57,541	42,689	(168)	(3,981)	(2,015)	(278,470)	(3,453)	$90,760
Comprehensive income
Net income for the year ended June 30, 2006	$4,929	—	—	—	4,929	—	—	—	—	—	4,929
Other comprehensive income – unrealized loss on securities, net of tax	(79)	—	—	—	—	(79)	—	—	—	—	(79)
Total comprehensive income	$4,850
Dividends declared ($0.28 per share) *		—	—	—	(1,394)	—	—	—	—	—	(1,394)
Purchase of treasury stock		—	—	—	—	—	—	—	(217,500)	(2,944)	(2,944)
Stock options earned		—	—	370	—	—	—	—	—	—	370
Allocation of stock awards		—	—	439	—	—	—	—	—	—	439
Forfeiture of stock awards		(9,760)	—	—	—	—	—	—	—	—	—
Transfer due to adoption of SFAS 123R		—	—	(2,015)	—	—	—	2,015	—	—	—
Allocation of ESOP common stock		—	—	121	—	—	455	—	—	—	576
Balance, June 30, 2006		14,702,040	$147	$56,456	$46,224	$(247)	$(3,526)	$—	(495,970)	$(6,397)	$92,657
Comprehensive income
Net income for the year ended June 30, 2007	$4,704	—	—	—	4,704	—	—	—	—	—	4,704
Other comprehensive income – unrealized gain on securities, net of tax	121	—	—	—	—	121	—	—	—	—	121
Total comprehensive income	$4,825
Dividends declared ($0.39 per share) *		—	—	—	(1,844)	—	—	—	—	—	(1,844)
Purchase of treasury stock		—	—	—	—	—	—	—	(279,845)	(4,946)	(4,946)
Stock options earned		—	—	259	—	—	—	—	—	—	259
Allocation of stock awards		—	—	366	—	—	—	—	—	—	366
Issuance of stock awards		35,000	—	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(24,000)	—	—	—	—	—	—	—	—	—
Exercise of stock options		11,720	—	170	—	—	—	—	—	—	170
Tax adjustment of stock awards and options		—	—	40	—	—	—	—	—	—	40
Allocation of ESOP common stock		—	—	335	—	—	455	—	—	—	790
Balance, June 30, 2007		14,724,760	$147	$57,626	$49,084	$(126)	$(3,071)	$—	(775,815)	$(11,343)	$92,317
Comprehensive income
Net income for the year ended June 30, 2008	$3,908	—	—	—	3,908	—	—	—	—	—	3,908
Other comprehensive income – unrealized gain on securities, net of tax	146	—	—	—	—	146	—	—	—	—	146
Total comprehensive income	$4,054
Dividends declared ($0.42 per share) *		—	—	—	(1,957)	—	—	—	—	—	(1,957)
Purchase of treasury stock		—	—	—	—	—	—	—	(467,319)	(4,963)	(4,963)
Stock options earned		—	—	347	—	—	—	—	—	—	347
Allocation of stock awards		—	—	417	—	—	—	—	—	—	417
Issuance of stock awards		5,000	—	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(16,320)	—	—	—	—	—	—	—	—	—
Tax adjustment of stock awards and options		—	—	(30)	—	—	—	—	—	—	(30)
Allocation of ESOP common stock		—	—	88	—	—	455	—	—	—	543
Balance, June 30, 2008		14,713,440	$147	$58,448	$51,035	$20	$(2,616)	$—	(1,243,134)	$(16,306)	$90,728

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$3,908	$4,704	$4,929
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on securities	22	248	94
Amortization of net premiums on loan purchases	168	39	547
Accretion of net loan origination fees	(90)	(51)	(29)
Accretion of net premiums on purchased certificates of deposit	(37)	(43)	(63)
Provision for loan losses	962	529	652
Federal Home Loan Bank stock dividend	(572)	(480)	(280)
Depreciation and amortization	880	742	507
Amortization of core deposit intangible	97	114	131
Loss on equity investment	377	99	588
Increase in cash surrender value of bank-owned life insurance	(454)	(439)	(426)
Amortization of debt exchange costs	4	68	171
Allocation of ESOP common stock	543	790	576
Allocation of stock awards	417	366	439
Stock options earned	347	259	370
Provision for deferred income taxes	(88)	85	54
Net change in accrued interest receivable	(19)	(492)	(457)
Net change in other assets	(39)	191	(519)
Net change in accrued expenses and other liabilities	47	324	(34)
Net cash provided by operating activities	6,473	7,053	7,250

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	—	—	(2,000)
Proceeds from maturities of held-to-maturity securities	13,592	3,425	8,051
Purchases of available-for-sale securities	—	(8,860)	—
Proceeds from maturities of available-for-sale securities	5,271	6,745	7,375
Net change in interest bearing deposits with other financial institutions	438	1,647	—
Purchases of loans	—	(109,794)	(161,071)
Net change in loans, excluding loan purchases	(45,133)	43,989	63,375
Purchase of FHLB stock	(2,098)	(644)	(4,439)
Purchase of equity investment	(128)	(128)	(232)
Purchases of premises and equipment	(456)	(810)	(2,432)
Net cash used in investing activities	(28,514)	(64,430)	(91,373)

FINANCING ACTIVITIES
Proceeds from FHLB advances	93,500	40,000	128,000
Repayment of FHLB advances	(68,500)	(10,000)	(19,000)
Net change in deposits	967	30,717	(12,275)
Increase in State of California time deposit	25,000	—	—
Exercise of stock options	—	170	—
Tax adjustment of stock awards and options	(30)	40	—
Dividends paid on common stock	(1,957)	(1,844)	(1,394)
Purchase of treasury stock	(4,963)	(4,946)	(2,944)
Net cash provided by financing activities	44,017	54,137	92,387

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,976	(3,240)	8,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,339	25,579	17,315
CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,315	$22,339	$25,579
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on deposits and borrowings	$25,741	$23,115	$17,352
Income taxes paid	2,079	2,760	3,271
SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate owned	$1,045	$238	$—

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

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

Principles of Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation. K-Fed Mutual Holding Company is owned by the depositors of the bank. These financial statements do not include the transactions and balances of K-Fed Mutual Holding Company

Use of Estimates in the Preparation of Consolidated Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of financial instruments.

Cash and Cash Equivalents: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other certificates of deposit that have an original maturity of less than ninety days. For purposes of the Statement of Cash Flows, the Company reports net cash flows for customer loan transactions (excluding loan purchases) and deposit transactions, as well as transactions involving interest bearing deposits in other financial institutions.

Interest Bearing Deposits in Other Financial Institutions: Interest bearing deposits in other financial institutions consist of money market deposits and are carried at cost.

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

Loans: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees, and increased by net premiums (discounts) on purchased loans. Interest on loans is recognized over the terms of the loans and is accrued as earned, using the effective interest method. Net premiums (discounts) on purchased loans are recognized in interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method. The estimated lives of these loan pools are re-evaluated periodically based on actual prepayments. The current estimated lives of these loan pools range from two to six years. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the effective interest method over the estimated lives of the related loans.

We underwrite purchased loans in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing released to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs.

A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by non-payment of a monthly installment by the due date. Accrual of interest on loans is discontinued when the loan becomes past due ninety days as to either principal or interest. All interest accrued, but not collected, for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal and future payments are reasonably assured, in which case the loan is returned to accrual status.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment: Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings are depreciated using the straight-line method with a useful live of twenty-five years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is usually three to five years. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the terms of the related leases or their useful life, which is usually five to ten years.

Real Estate Owned:  Real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than ninety days delinquent are processed for foreclosure. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at the lower of carrying value or fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at the of time foreclosure. The REO balance is reduced for any subsequent declines in fair value.

Bank-Owned Life Insurance:  The Bank has purchased life insurance policies on certain key employees. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance.  This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on July 1, 2007 had no impact on the Company’s financial condition or results of operation

Investment in Limited Liability Partnership:  The Company has an investment in an affordable housing fund totaling $1,710,000 and $2,087,000 at June 30, 2008 and 2007, respectively, with a commitment to fund an additional $64,000 at June 30, 2008, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which was determined to be eight years.

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

Stock-Based Compensation: Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method.  Accordingly, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes model. The compensation cost is then amortized straight-line over the vesting period. The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected option term, expected volatility of the Company’s stock, the risk-free interest rate, annual dividend yield and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and for any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The company assumes 0% on both ISO and NQSO stock options in forfeitures as a component for determining future expense related to the Stock Option Plan.  Adjustments for forfeitures are recorded as incurred.

Income Taxes: The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California.  The Company is no longer subject  to  examination  by  taxing  authorities for years before June 30, 2004.Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes  interest  and/or  penalties related to income tax matters  in  income tax expense.

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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity, net of tax.

Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which clarifies the principle that fair value should be based on  the  assumptions market participants would use when pricing an asset or liability  and  establishes  a  fair  value  hierarchy that prioritizes the information  used  to  develop  those assumptions. Under the standard, fair value measurement would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal  years  beginning  after November 15, 2007, and  interim  periods  within  those  fiscal  years,  with  early  adoption permitted.  The adoption of this statement on July 1, 2008 did not have a significant impact on the Company’s financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 provide companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company did not elect to adopt the fair value option on any financial instruments as of July 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires: disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP Hierarchy). The Board issued this Statement because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB as opposed to auditing literature established by the AICPA and PCAOB.  Statement 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  The FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not accrue cash dividends and therefore does not anticipate there to be an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:  The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $1,212,000 and $1,174,000 at June 30, 2008 and 2007, respectively.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.	INVESTMENTS

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in  accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains		Gross Unrealized Losses
	(In thousands)
June 30, 2008
Mortgage-backed:
Freddie Mac	$3,557	$	─	$(7)
Collateralized mortgage obligations:
Freddie Mac	4,982		40	─
Total	$8,539		$40	$(7)

June 30, 2007
U.S. government agency and government sponsored entity bonds	$2,994	$	─	$(6)
Mortgage-backed:
Freddie Mac	4,827		─	(139)
Collateralized mortgage obligations:
Freddie Mac	5,758		─	(69)
Total	$13,579	$	─	$(214)

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
	Carrying Amount	Gross Unrecognized Gains		Gross Unrecognized Losses	Fair Value
	(In thousands)
June 30, 2008
Mortgage-backed
Fannie Mae	235		1	─	236
Freddie Mac	178		2	─	180
Ginnie Mae	123		2	─	125
Collateralized mortgage obligations
Fannie Mae	2,274		─	(50)	2,224
Freddie Mac	4,350		─	(150)	4,200
Ginnie Mae	344		─	(1)	343
Total	$7,504		$5	$(201)	$7,308

June 30, 2007
U.S. government agency and government sponsored entity bonds	$12,000	$	─	$(70)	$11,930
Mortgage-backed
Fannie Mae	303		1	─	304
Freddie Mac	217		─	(1)	216
Ginnie Mae	146		─	─	146
Collateralized mortgage obligations
Fannie Mae	2,747		─	(126)	2,621
Freddie Mac	4,926		─	(356)	4,570
Ginnie Mae	757		─	(30)	727
Total	$21,096		$1	$(583)	$20,514

There were no sales of securities during the years ending June 30, 2008, 2007, and 2006.

The fair value of debt securities and carrying amount, if different, at June 30, 2008 by contractual maturity were as follows:

	Held-to-Maturity				Available-for-Sale
	Carrying Amount		Fair Value		Fair Value
	(In thousands)

Due within one year	$	─	$	─	$ ─
Due from one year to five years		─		─	2,798
Due from five years to ten years		─		─	─
Due after ten years		─		─	─
Mortgage-backed securities and collateralized mortgage obligations		7,504		7,308	5,710
		$7,504		$7,308	$8,539

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with unrealized losses at June 30, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months			12 months or more		Total
	Fair	Unrealized		Fair	Unrealized	Fair	Unrealized
	Value	Loss		Value	Loss	Value	Loss
	(In thousands)
June 30, 2008
Description of Securities
Mortgage-backed	$157	$	─	$3,557	$(8)	$3,715	$(7)
Collateralized mortgage obligations	3,456		(64)	3,311	(136)	6,767	(201)
Total temporarily impaired	$3,614		$(64)	$6,868	$(144)	$10,482	$(208)

June 30, 2007
Description of Securities
U.S. government agency	$ ─	$	─	$14,924	$(76)	$14,924	$(76)
Mortgage-backed	216		(1)	4,827	(139)	5,043	(140)
Collateralized mortgage obligations	972		(2)	12,163	(579)	13,135	(581)
Total temporarily impaired	$1,188		$(3)	$31,914	$(794)	$33,102	$(797)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At June 30, 2008, nine debt securities had unrealized losses with aggregate depreciation of 1.3% of the Company’s amortized cost basis.  At June 30, 2007, fifteen debt securities had unrealized losses with aggregate depreciation of 2.3% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold debt securities until recovery, which may be maturity, no declines are deemed to be other-than-temporary.

3.	LOANS

The composition of loans consists of the following:

	June 30,
	2008	2007
	(In thousands)
Real Estate:
One-to-four family residential, fixed rate	$335,453	$348,798
One-to-four family residential, variable rate	93,274	120,661
Multi-family residential, variable rate	132,290	88,112
Commercial real estate, variable rate	115,831	77,821
	676,848	635,392
Consumer:
Automobile	52,299	53,100
Home equity	1,405	1,446
Other consumer loans, primarily unsecured	14,883	12,024
	68,587	66,570
Total loans	745,435	701,962
Deferred net loan origination costs (fees)	33	(134)
Net (discounts) premiums on purchased loans	(48)	120
Allowance for loan losses	(3,229)	(2,805)
	$742,191	$699,143

The Company has purchased real-estate loan participations originated by other financial institutions. All of these loan participations were purchased without recourse and are secured by real property. The originating financial institution performs all servicing functions on these loans.

The Company’s one-to-four family interest-only mortgages loans totaled $90,220,000 and $100,424,000 at June 30, 2008 and June 30, 2007, respectively.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

The following is an analysis of the changes in the allowance for loan losses:

	Years Ended June 30
	2008	2007	2006
	(In thousands)
Balance, beginning of year	$2,805	$2,722	$2,408
Provision for loan losses	962	529	652
Recoveries	368	322	242
Loans charged off	(906)	(768)	(580)
Balance, end of year	$3,229	$2,805	$2,722
Individually impaired loans were as follows:	June 30,
	2008		2007
	(In thousands)
Year-end loans with no allocated allowance for loan losses	$	─	$1,099
Year-end loans with allocated allowance for loan losses		3,800	─
		$3,800	$1,099

Amount of the allowance for loan losses allocated		331	─

	Years Ended June 30
	2008	2007	2006
	(In thousands)
Average of individually impaired loans during year	$1,818	$772	$404

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	June 30,
	2008		2007
	(In thousands)
Loans past due over 90 days still on accrual	$	─	$	─
Nonaccrual loans		1,730		1,141
		$1,730		$1,141

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans on which accrual of interest has been discontinued or reduced amounted to $1,730,000, $1,141,000 and $67,000 at June 30, 2008, 2007, and 2006 respectively. If interest on those loans had been accrued, such income would have been $49,000, $17,000, and $1,000 for the years ended June 30, 2008, 2007, and 2006 respectively. The effects of troubled debt restructurings are not considered material to the Company’s financial position and results of operations.

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

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:
	June 30,
	2008	2007
	(In thousands)

Building	$1,216	$1,214
Leasehold improvements	915	915
Furniture and equipment	4,913	4,505
	7,044	6,634
Accumulated depreciation and amortization	(3,985)	(3,150)
	$3,059	$3,484

Depreciation expense on premises and equipment totaled $880,000, $742,000, and $507,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

The Company leases office space in eight buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time. Minimum rental payments under operating leases with initial or remaining terms of one year or more at June 30, 2008 are as follows (in thousands):

Years ended June 30,
2009	861
2010	784
2011	381
2012	147
2013	139
Thereafter	283
$2,595

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2008, 2007, and 2006 for all facilities leased under operating leases totaled $1,026,000, $967,000, and $874,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity in balance for goodwill during the year is as follows (in thousands):

	Year Ended June 30, 2008	Year Ended June 30, 2007

Beginning of year	$3,950	$3,950
Acquired goodwill	─	─
Impairment	─	─
End of year	$3,950	$3,950

Acquired Intangible Assets

Acquired intangible assets were as follows (in thousands):

	Year Ended June 30, 2008		Year Ended June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$676	$450	$676	$353

Aggregate amortization expense was $97,000, $114,000 and $131,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ended June 30,
2009	80
2010	62
2011	45
2012	27
2013	12

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

7.	DEPOSITS

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	June 30,
	2008	2007
	(In thousands)

Noninterest-bearing demand	$43,267	$43,169
Savings	122,622	136,643
Money Market	78,598	75,599
Certificates of deposit	250,571	238,717
Total deposits	$495,058	$494,128

Deposits by maturity are summarized as follows:

	June 30,
	2008	2007
	(In thousands)

No contractual maturity	$244,487	$255,411
0-1 year maturity	195,077	174,738
Over 1-2 year maturity	27,281	20,466
Over 2-3 year maturity	14,034	20,039
Over 3-4 year maturity	9,670	13,705
Over 4-5 year maturity	4,509	9,769
Total deposits	$495,058	$494,128

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2008 and 2007 was $99,525,000 and $93,547,000, respectively.

Interest expense by major category is summarized as follows:

	Years Ended June 30
	2008	2007	2006
	(In thousands)

Savings	$2,112	$1,925	$395
Money Market	1,915	2,700	2,343
Certificates of deposit	10,918	10,254	8,586
Total	$14,945	$14,879	$11,324

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

8.	FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2008, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.60% to 5.28%, with a weighted average stated rate of 4.46%.  At June 30, 2007, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.18% to 5.28%, with a weighted average stated rate of 4.44%. The contractual maturities by year of the Bank’s advances are as follows:

	June 30,
	2008	2007
	(In thousands)
Years ended June 30,
2008	─	20,000
2009	28,000	28,000
2010	70,000	70,000
2011	77,000	52,000
2012	40,000	40,000
2013	20,000	─
Total advances	235,000	210,000
Deferred debt exchange costs	19	16
Total	$235,019	$210,016

The Bank’s advances from the FHLB are collateralized by certain real estate loans of an aggregate unpaid principal balance of $558,195,000 and $623,792,000 as of the most recent notification date for June 30, 2008 and 2007, respectively. At June 30, 2008 and June 30, 2007, the amount available to borrow under this agreement was $106,431,000 and $101,407,000, respectively. Each advance is payable at its maturity date.  At  June  30,  2008,  the  Bank  had  a  $20,000,000  callable FHLB advance scheduled  to  mature  on June 28, 2012, which gives the FHLB the option to require repayment of the advance quarterly after June 28, 2009. FHLB advances are subject to a prepayment penalty if repaid before the maturity date.

The average balance of FHLB advances for the years ended June 30, 2008 and June 30, 2007 were $226,173,000 and $189,217,000 with average costs of 4.50% and 4.37%, respectively.

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

9.	STATE OF CALIFORNIA TIME DEPOSIT

In July 2007, the Company began participating in the State of California’s Time Deposit program. Under this program, the State of California will deposit funds at the Bank in exchange for the pledging of certain investment and real estate loan collateral. At June 30, 2008, the $25 million deposit has a rate of 2.03% and a maturity date of December 4, 2008. The company has pledged $15.8 million investment securities and $37.6 million in mortgage loans as collateral.

10.	EMPLOYEE BENEFITS

401(k) Plan:  The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ wage reductions. The Company contributed $114,000, $120,000, and $145,000 respectively, to the plan for the years ended June 30, 2008, 2007, and 2006.

Deferred Compensation Plan:  The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2008 and 2007 the Company has accrued a liability for executive deferrals of $1,060,000 and $1,013,000, respectively. Expenses related to the plan are limited to interest expense on the deposit accounts in which these funds are invested, which was $47,000, $41,000, $34,000 for the year ended June 2008, 2007, and 2006, respectively.

Incentive Plan:  The Company maintains an Annual Incentive Plan for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for the year ended June 2008, 2007, and 2006 totaled $368,000, $71,000 and $227,000 respectively.

11.	EMPLOYEE STOCK COMPENSATION

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for issue of shares to directors, officers, and employees.  Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant.  These shares vest over a five year period.  Pursuant to the Company’s 2004 RRP, 227,470 shares of the Company’s common stock may be awarded.  There were 66,560 restricted shares outstanding and the Company had an aggregate of 74,250 restricted shares available for future issuance under the RRP at June 30, 2008.

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

RRP shares at July 1, 2007	107,660	$15.23
Granted	5,000	12.00
Vested	(29,780)	14.92
Forfeited	(16,320)	16.66
RRP shares at June 30, 2008	66,560	$14.78

As of June 30, 2008, there was $731,000 of total unrecognized compensation cost related to nonvested shares under the plan.  The cost is expected to be recognized over a weighted average period of five years.  The weighted average remaining period for the outstanding options is less than eighteen months at June 2008. The total fair value of shares vested during the years ended June 30, 2008, 2007 and 2006 was $357,000, $342,000 and $461,000.

Stock Option Plan (“SOP”): The Company’s SOP provides for issue of options to directors, officers and employees.  Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded.  The Company implemented the SOP to promote the long-term interest of the Company and its stockholders by providing an incentive to those key employees who contribute to the operational success of the Company.  The options become exercisable in equal installments over a five-year period beginning one year from the date of grant.  The options expire ten years from the date of grant and are subject to certain restrictions and limitations.  Compensation expense, net of tax effects related to the SOP was $261,000, $228,000 and $329,000 for years ended June 30, 2008, 2007 and 2006, respectively.  A summary of the status of the Company’s stock option plan and changes is presented below:

	June 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at beginning of year	348,400	$14.90
Granted	10,000	12.00
Exercised	─	─
Forfeited or expired	(36,000)	15.19
Outstanding at end of period	322,400	$14.78	6.72 years	$	─

Fully vested and expected to vest	171,440	$14.64	6.47 years	$	─
Options exercisable at end of year	171,440	$14.64	6.47 years	$	─

Information related to the stock option plan during each year follows:

	June 30, 2008		June 30, 2007
	(In thousands)
Intrinsic value of stock options exercised	$	─	$28
Cash received from options exercised		─	170
Tax benefit realized from option exercises		─	5
Weighted average fair value of stock options granted		$2.58	$4.25

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

There were no options granted in the year ended June 30, 2006.  Stock options granted during the years ended June 30, 2008 and June 30, 2007 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	June 30, 2008	June 30, 2007	June 30, 2006

Risk-free interest rate	3.88%	4.67%	—%
Expected option life	7.00 years	6.52 years	—
Expected price volatility	22.79%	23.35%	—%
Expected dividend yield	2.90%	2.33%	—%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and     therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since March 31, 2004, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. At June 30, 2008, the Company used a forfeiture rate of 0% due to the remaining recipient mix and their ability to hold the options until expiration.

At June 30, 2008, the Company had an aggregate of 234,555 options available for future issuance under the SOP.

As of June 30, 2008, there was $521,000 of unrecognized compensation cost related to nonvested stock options.  The remaining cost is expected to be recognized over a weighted average period of 1.33 years.  Expense will vary based on actual forfeitures.

12.	EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid in the year. Principal and interest payments are scheduled to occur over a ten-year period. Contributions to the ESOP were $429,000, $417,000, and $442,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

During the year ended June 30, 2008, 45,494 shares of stock with an average fair value of $11.94 per share were committed to be released, resulting in ESOP compensation expense of $543,000.  During the year ended June 30, 2007, 45,494 shares of stock with an average fair value of $17.36 per share were committed to be released, resulting in ESOP compensation expense of $790,000. During the year ended June 30, 2006, 45,494 shares of stock with an average fair value of $12.66 per share were committed to be released, resulting in ESOP compensation expense of $576,000. Shares held by the ESOP at June 30, 2008 and 2007 are as follows:

	2008	2007

Allocated shares	193,350	147,856
Unearned shares	261,590	307,084
Total ESOP shares	454,940	454,940

Fair value of unearned shares (in thousands)	$2,838	$4,818

13.	INCOME TAXES

The components of income tax expense are as follows:

	June 30
	2008	2007	2006
	(In thousands)
Current
Federal	$1,597	$1,674	$1,941
State	654	775	731
	2,251	2,449	2,672

Deferred
Federal	(71)	62	49
State	(17)	23	5
	(88)	85	54
Income tax expense	$2,163	$2,534	$2,726

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

	June 30
	2008	2007	2006
	(Dollars in thousands)

Federal income tax at statutory rate	$2,064	$2,460	$2,603
State taxes, net of federal tax benefit	419	525	487
Bank-owned life insurance	(153)	(149)	(145)
ESOP expenses	29	117	41
General business credit	(311)	(311)	(335)
Stock options	89	63	93
RRP expenses	29	─	(26)
Other, net	(3)	(171)	8
Total	$2,163	$2,534	$2,726

Tax expense as a percentage of income before tax	35.6%	35.0%	35.6%

The Company’s total net deferred tax assets are as follows:

	June 30
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,225	$1,051
Accrued expenses	571	436
Accrued state income tax	254	276
Unrealized loss on securities available-for-sale	-	88
RRP Plan	104	85
Total deferred tax assets	2,154	1,936
Deferred tax liabilities:
Premises and equipment	(52)	(174)
Goodwill and other intangibles	(283)	(204)
Federal Home Loan Bank Stock dividends	(722)	(487)
Unrealized gain on securities available-for-sale	(14)	-
Other	(67)	(34)
Total deferred tax liabilities	(1,138)	(899)
Net deferred tax asset, included in other assets	$1,016	$1,037

14.	CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2008, is that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008 and 2007, the most recent notification from the Office of Thrift Supervision, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2008:
Total capital (to risk-weighted assets)	$73,561	12.89%	$45,661	8.00%	$57,077	10.00%
Tier 1 capital (to risk-weighted assets)	70,666	12.38	22,831	4.00	34,246	6.00
Tier 1 (core) capital (to adjusted tangible assets)	70,666	8.45	33,433	4.00	41,791	5.00

June 30, 2007:
Total capital (to risk-weighted assets)	$67,622	13.30%	$40,660	8.00%	$50,825	10.00%
Tier 1 capital (to risk-weighted assets)	64,875	12.76	20,330	4.00	30,495	6.00
Tier 1 (core) capital (to adjusted tangible assets)	64,875	8.32	31,191	4.00	38,989	5.00

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America (“GAAP”) to regulatory capital.

	June 30
	2008	2007
	(In thousands)

GAAP Equity	$74,842	$69,148
Goodwill and other intangibles	(4,176)	(4,273)
Tier 1 Capital	70,666	64,875
General allowance for loan losses	2,895	2,747
Total regulatory capital	$73,561	$67,622

Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. The amount of retained earnings available for dividends was $3.5 million at June 30, 2008. Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter.  Management believes that this test is met.

K-Fed Bancorp is not currently subject to prompt corrective action regulations.

15.	LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

At June 30, 2008 and 2007, there were $32,687,000 and $14,285,000, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2008 and 2007 amounted to $6.8 million and $7.5 million, respectively.  As of June 30, 2008, $645,000 of commitments are issued at a weighted average fixed rate of 5.9%. There were no commitments to purchase mortgage loans at June 30, 2008 and 2007, respectively.

Available credit on home equity and unsecured lines of credit is summarized as follows:

	June 30
	2008	2007
	(In thousands)

Home equity	$241	$1,930
Other consumer	3,487	4,485
	$3,728	$6,415

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

Other On-Balance-Sheet Financial Instruments

Other on-balance-sheet financial instruments include cash and cash equivalents, accrued interest receivable, FHLB stock and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Off-Balance-Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2008		June 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,315	$44,315	$22,339	$22,339
Interest bearing deposits in other financial institutions	6,925	6,925	2,970	2,954
Securities available-for-sale	8,539	8,539	13,579	13,579
Securities held-to-maturity	7,504	7,308	21,096	20,514
Federal Home Loan Bank Stock	12,540	NA	9,870	NA
Loans, net	742,191	742,462	699,143	680,196
Accrued interest receivable	3,278	3,278	3,259	3,259
Financial liabilities:
Deposits	495,058	480,206	494,128	493,329
Borrowings	235,019	241,583	210,016	204,745
State of California time deposit	25,000	25,205	-	-

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

17.	EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow (dollars in thousands).

	June 30
	2008	2007	2006
	(In thousands, except per share data)
Basic
Net income	$3,908	$4,704	$4,929
Weighted average common shares outstanding	13,492,656	13,627,566	13,867,645
Basic earnings per share	$0.29	$0.35	$0.36
Diluted
Net income	$3,908	$4,704	$4,929
Weighted average common shares outstanding for basic earnings per common share	13,492,656	13,627,566	13,867,645
Add: Dilutive effects of stock awards	5,246	23,028	─
Add: Dilutive effects of stock options	─	1,657	─
Average shares and dilutive potential common shares	13,497,901	13,652,251	13,867,645
Diluted earnings per common share	$0.29	$0.34	$0.36

Stock options for 322,400, 40,000, 352,300 shares of common stock were not considered in computing diluted earnings per common share for the years ended June 30, 2008, 2007 and 2006, respectively, because to do so would be anti-dilutive.

18.	OTHER COMPREHENSIVE LOSS (INCOME)

Other comprehensive (loss) income components and related taxes were as follows:

	June 30
	2008	2007	2006
	(In thousands)

Net change unrealized holding gain (loss) on securities available-for-sale	$247	$207	$(135)
Tax effect	(101)	(86)	56
Other comprehensive income (loss)	$146	$121	$(79)

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

19.	CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth our Company’s unaudited results of operations for the four quarters ended 2008 and 2007.  The sum of the quarterly data may not be equal to the annual data.

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except share data)
Fiscal Year 2008
Interest income	$10,987	$11,251	$11,586	$11,412
Interest expense	6,460	6,488	6,499	6,321
Net interest income	4,527	4,763	5,087	5,091
Provision for loan losses	168	184	200	410
Noninterest income	1,041	1,040	1,132	1,117
Terminated stock offering costs	-	1,279	-	-
Other noninterest expense	3,853	3,802	3,928	3,904
Total noninterest expense	3,853	5,081	3,928	3,904
Income before income tax	1,547	538	2,091	1,894
Income tax expense	554	132	766	710
Net income	$993	$406	$1,325	$1,184

Basic and Diluted earnings per share	$0.07	$0.03	$0.10	$0.09

Fiscal Year 2007
Interest income	$9,725	$10,245	$10,468	$10,728
Interest expense	5,153	5,859	5,938	6,190
Net interest income	4,572	4,386	4,530	4,538
Provision for loan losses	122	180	116	111
Noninterest income	1,076	1,009	1,093	1,081
Noninterest expense	3,427	3,533	3,851	3,707
Income before income tax	2,099	1,682	1,656	1,801
Income tax expense	784	537	543	670
Net income	$1,315	$1,145	$1,113	$1,131

Basic and Diluted earnings per share	$0.10	$0.08	$0.08	$0.08

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

20.    PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of K-Fed Bancorp follows:

CONDENSED BALANCE SHEETS
 (In thousands)
	June 30 2008	June 30 2007
Assets
Cash and cash equivalents	$4,005	$6,036
Securities available for sale	8,539	13,579
ESOP Loan	2,835	3,264
Investment in bank subsidiary	74,842	69,148
Accrued income receivable	34	78
Other assets	484	226
	$90,739	$92,331
Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$11	$14
Stockholders’ equity	90,728	92,317
	$90,739	$92,331

CONDENSED STATEMENTS OF INCOME
 (Dollars in thousands)

	June 30
	2008	2007	2006
	(In thousands)
Income
Interest on ESOP Loan	$125	$3	$46
Dividend from subsidiary	─	10,000
Interest on investment securities, taxable	498	405	513
Other interest and dividend income	49	351	44
Total income	672	10,759	603
Expenses
Terminated stock offering costs	1,279	-	-
Other operating expenses	241	291	250
Total operating expenses	1,520	291	250
Income before income taxes and equity in undistributed earnings of bank subsidiary	(848)	10,468	353
Income taxes	(334)	160	145
Income before equity in undistributed earnings of bank subsidiary	(514)	10,308	208
Equity in undistributed earnings of bank subsidiary (dividends in excess of earnings)	4,422	(5,604)	4,721
Net income	$3,908	$4,704	$4,929

CONDENSED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	June 30
	2008	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$3,908	$4,704	$4,929
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(4,422)	5,604	(4,721)
Amortization of net premiums on investments	22	31	49
Net change in accrued income receivable	44	(28)	26
Net change in other assets	(360)	(3)	(74)
Net change in accrued expenses and other liabilities	(3)	(38)	37
Net cash (used in) provided by operating activities	(811)	10,270	246
INVESTING ACTIVITIES
Purchases of securities available-for-sale	─	(8,860)	─
Proceeds from maturities of available-for-sale investments	5,271	6,745	7,375
Net change in ESOP loan receivable	429	414	397
Net cash provided (used in) by investing activities	5,700	(1,701)	7,772

FINANCING ACTIVITIES
Dividends paid on common stock	(1,957)	(1,844)	(1,394)
Exercise of stock options	─	170	─
Purchase of treasury stock	(4,963)	(4,946)	(2,944)
Net cash used in financing activities	(6,920)	(6,620)	(4,338)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,031)	1,949	3,680
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,036	4,087	407
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,005	$6,036	$4,087