Form 10-Q
period 2008-09-30
K-FED BANCORP
filed 2008-11-04
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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

Large accelerated filer ☐                                                      Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value – 13,414,813 shares outstanding as of November 3, 2008.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
 (Dollars in thousands, except share data)
	September 30 2008	June 30 2008
ASSETS
Cash and due from banks	$8,486	$11,655
Federal funds sold	44,110	32,660
Total cash and cash equivalents	52,596	44,315
Interest earning deposits in other financial institutions	7,325	6,925
Securities available-for-sale	7,776	8,539
Securities held-to-maturity, fair value of $7,124 and $7,308 at September 30, 2008 and June 30, 2008, respectively	7,303	7,504
Federal Home Loan Bank stock, at cost	12,732	12,540
Loans receivable	742,660	745,435
Deferred net loan origination costs	103	33
Net discount on purchased loans	(70)	(48)
Allowance for loan losses	(3,277)	(3,229)
Loans receivable, net	739,416	742,191
Accrued interest receivable	3,343	3,278
Premises and equipment, net	2,859	3,059
Core deposit intangible	203	226
Goodwill	3,950	3,950
Bank-owned life insurance	11,527	11,408
Other real estate owned	1,079	1,045
Other assets	4,019	4,036
Total assets	$854,128	$849,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$48,011	$43,267
Interest bearing	461,163	451,791
Total deposits	509,174	495,058
Federal Home Loan Bank advances, short-term	78,000	28,000
Federal Home Loan Bank advances, long-term	147,015	207,019
State of California time deposit	25,000	25,000
Accrued expenses and other liabilities	3,855	3,211
Total liabilities	763,044	758,288
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; September 30, 2008 — 14,713,440 shares issued and outstanding. June 30, 2008 — 14,713,440 shares issued and outstanding.	147	147
Additional paid-in capital	58,625	58,448
Retained earnings	51,971	51,035
Accumulated other comprehensive income, net of tax	23	20
Unearned employee stock ownership plan shares	(2,502)	(2,616)
Treasury stock, at cost (September 30, 2008 — 1,298,627 shares; June 30, 2008 — 1,243,134 shares)	(17,180)	(16,306)
Total stockholders’ equity	91,084	90,728
Total liabilities and stockholders’ equity	$854,128	$849,016
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
 (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30
	2008	2007
Interest Income
Interest and fees on loans	$10,900	$10,273
Interest on securities, taxable	174	373
Federal Home Loan Bank dividends	192	119
Other interest	239	222
Total interest income	11,505	10,987
Interest Expense
Interest on deposits	3,509	4,133
Interest on borrowed funds	2,721	2,327
Total interest expense	6,230	6,460
Net interest income	5,275	4,527
Provision for loan losses	363	168
Net interest income after provision for loan losses	4,912	4,359
Noninterest income
Service charges and fees	622	586
ATM fees and charges	453	366
Referral commissions	76	63
Loss on equity investment	(66)	(105)
Bank-owned life insurance	119	114
Other noninterest income	6	17
Total noninterest income	1,210	1,041
Noninterest expense
Salaries and benefits	1,990	2,007
Occupancy and equipment	596	562
ATM expense	365	317
Advertising and promotional	102	48
Professional services	222	246
Postage	67	69
Telephone	121	126
Other operating expense	472	478
Total noninterest expense	3,935	3,853
Income before income tax expense	2,187	1,547
Income tax expense	778	554
Net income	$1,409	$993
Comprehensive Income	$1,412	$1,076
Earnings per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
And Other Comprehensive Income
(Unaudited)
(Dollars in thousands, except share and per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2008		14,713,440	$147	$58,448	$51,035	$20	$(2,616)	(1,243,134)	$(16,306)	$90,728
Comprehensive income
Net income for the three months ended September 30, 2008	$1,409	—	—	—	1,409	—	—	—	—	1,409
Other comprehensive income – unrealized gain on securities, net of tax	3	—	—	—	—	3	—	—	—	3
Total comprehensive income	$1,412
Dividends paid ($0.10 per share) *		—	—	—	(473)	—	—	—	—	(473)
Purchase of treasury stock		—	—	—	—	—	—	(55,493)	(874)	(874)
Stock options earned		—	—	79	—	—	—	—	—	79
Allocation of stock awards		—	—	101	—	—	—	—	—	101
Allocation of ESOP common stock		—	—	(3)	—	—	114	—	—	111
Balance September 30, 2008		14,713,440	$147	$58,625	$51,971	$23	$(2,502)	(1,298,627)	$(17,180)	$91,084

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended September 30
	2008	2007
Operating Activities
Net income	$1,409	$993
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	4	6
Amortization of net premiums on loan purchases	22	55
Amortization of net loan origination fees	(55)	—
Provision for loan losses	363	168
Federal Home Loan Bank stock dividend	(192)	(119)
Depreciation and amortization	213	205
Amortization of core deposit intangible	23	28
Loss on equity investment	66	105
Increase in cash surrender value of bank-owned life insurance	(119)	(114)
Accretion of net premiums on purchased certificates of deposits	(37)	(37)
Amortization of debt exchange costs	(4)	6
Allocation of ESOP common stock	111	158
Allocation of stock awards	101	98
Stock options earned	79	79
Net increase in accrued interest receivable	(65)	(90)
Net decrease (increase) in other assets	991	(130)
Net increase in accrued expenses and other liabilities	644	653
Net cash provided by operating activities	3,554	2,064

Investing Activities
Proceeds from maturities and principal repayments of available-for-sale securities	766	413
Proceeds from maturities and principal repayments of held-to-maturity securities	201	826
Increase in interest earning deposits at other institutions	(400)	—
Decrease (increase) in loans	1,366	(8,770)
Purchases of FHLB stock	—	(148)
Purchases of premises and equipment	(12)	(91)
Net cash provided by (used in) investing activities	1,921	(7,770)

Financing Activities
Proceeds from FHLB advances	—	18,501
Repayment of FHLB advances	(10,000)	(28,501)
Dividends paid on common stock	(473)	(471)
Purchases of treasury stock	(874)	—
Net increase in deposits	14,153	14,592
Exercise of stock options	—	4,121
Net cash provided by financing activities	2,806	4,121

Net increase (decrease) in cash and cash equivalents	8,281	(1,585)
Beginning cash and cash equivalents	44,315	26,732
Ending cash and cash equivalents	$52,596	$25,147

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

Basis of Presentation:  The financial statements of K-Fed Bancorp have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for (i) a fair presentation of the financial condition and results of operations for the interim periods included herein and (ii) to make such statements not misleading have been made.

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2009. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation:  The consolidated financial statements presented in this quarterly report include the accounts of K-Fed Bancorp and its wholly-owned subsidiary, Kaiser Federal Bank. All material intercompany balances and transactions have been eliminated in consolidation. K-Fed Mutual Holding Company is owned by the depositors of the bank. These financial statements do not include the transactions and balances of K-Fed Mutual Holding Company.

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

Newly Issued Accounting Standards:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of the is statement is not expected to bave a material effect on the financial statements of the Company.

Adoption of New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.  See Note 3, “Fair Value” for disclosures related to the adoption of SFAS 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of July 1, 2008, the effective date of the standard.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended September 30,
	2008	2007
	(Dollars in thousands)
Net income	$1,409	$993
Weighted average common shares outstanding	13,499,626	13,558,404
Basic earnings per share	$0.10	$0.07

Earnings per share assuming dilution
Net income available to common shareholders	$1,409	$993

Weighted average common shares outstanding	13,499,626	13,558,404
Dilutive effect of stock options	—	—
Dilutive effect of stock awards	6,838	—
Average common shares and dilutive potential common shares	13,506,464	13,558,404
Diluted earnings per share	$0.10	$0.07

For the three ended September 30, 2008 and 2007, outstanding stock options to purchase 322,400 and 348,400,shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share.

Note 3 – Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2008:
Available for sale securities	$7,776	—	$ 7,776	—

The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2008:
Impaired loans	$4,865	—	—	$ 4,865

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,603,000 as compared to $3,842,000 at June 30, 2008.  The fair value of collateral is calculated using a third party appraisal.  The valuation allowance for these loans was $738,000 at September 30, 2008 as compared to $334,000 at June 30, 2008.  An additional provision for loan losses of $404,000 was made during the quarter ended September 30, 2008 relating to impaired loans. (Level 3 inputs).

Real estate owned of $1,079,000 was based on the fair value of the collateral (Level 3 inputs).

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

Comparison of Financial Condition at September 30, 2008 and June 30, 2008.

Assets: Cash and cash equivalents increased $8.3 million, or 18.7% to $52.6 million at September 30, 2008 from $44.3 million at June 30, 2008. The increase is related to federal funds sold, which increased $11.5 million to $44.1 million at September 30, 2008 from $32.7 million at June 30, 2008, partially offset by a $3.2 million decrease in cash and due from banks to $8.5 million at September 30, 2008 from $11.7 million at June 30, 2008. The increase in federal funds sold was primarily due to an accumulation of cash in an anticipation repaying $18 million in FHLB advances due in the subsequent quarter.

Our investment portfolio decreased $964,000, or 6.0% to $15.1 million at September 30, 2008 from $16.0 million at June 30, 2008. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our gross loan portfolio decreased by $2.8 million, or 0.4% to $742.7 million at September 30, 2008 from $745.4 million at June 30, 2008. The decrease was primarily due to slowing loan demand resulting from the current weak market conditions. One-to four-family real estate loans decreased $8.9 million, or 2.1% to $419.8 million at September 30, 2008 from $428.7 million at June 30, 2008.  Commercial real estate loans decreased $684,000, or 0.6% to $115.1 million at September 30, 2008 from $115.8 million at June 30, 2008.  Multi-family loans increased $12.1 million, or 9.2% to $144.4 million at September 30, 2008 from $132.3 million at June 30, 2008.  Other loans which are comprised primarily of automobile loans decreased $5.3 million, or 7.8% to $63.3 million at September 30, 2008 from $68.6 million at June 30, 2008. Real estate loans comprised 91.5% of the total loan portfolio at September 30, 2008, compared with 90.8% at June 30, 2008.

Deposits: Total deposits increased $14.1 million, or 2.9% to $509.2 million at September 30, 2008 from $495.1 million at June 30, 2008. The increase was due to September 30, 2008 coinciding with a bi-weekly customer payroll deposit from Kaiser Permanente combined with a current money market account promotion.

Borrowings: Advances from the Federal Home Loan Bank of San Francisco decreased $10.0 million, or 3.85% to $225.0 million at September 30, 2008 from $235.0 million at June 30, 2008.  The decline was the result of a scheduled advance repayment in August 2008.

Stockholders’ Equity: Stockholders’ equity increased $356,000 to $91.1 million at September 30, 2008 from $90.7 million at June 30, 2008 primarily as a result of $1.4 million in net income earned for the three months ended September 30, 2008, an increase in the unrealized gain on securities of $3,000 net of tax and the allocation of ESOP shares, stock awards, and stock options earned totaling $291,000. This increase was offset by cash payments of $874 for the purchase of treasury shares and $473,000 in dividends paid to stockholders of record, excluding shares held by K-Fed Mutual Holding Company, of $0.10 per share.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended September 30,
		2008 (4)			2007 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$743,437	$10,900	5.86%	$702,819	$10,273	5.85%
Securities(2)	15,536	174	4.48%	34,099	373	4.38%
Federal funds sold	39,876	200	2.01%	11,826	148	5.01%
Federal Home Loan Bank stock	12,636	192	6.08%	10,003	119	4.76%
Interest-earning deposits in other financial institutions	7,225	39	2.16%	6,633	74	4.46%
Total interest-earning assets	818,710	11,505	5.62%	765,380	10,987	5.74%
Noninterest earning assets	37,043			37,408
Total assets	$855,753			$802,788

INTEREST-BEARING LIABILITIES
Money market	$81,709	$479	2.34%	$74,728	$529	2.83%
Savings deposits	122,846	384	1.25%	132,759	601	1.81%
Certificates of deposit	253,059	2,646	4.18%	255,695	3,003	4.70%
Borrowings	255,017	2,721	4.27%	205,019	2,327	4.54%
Total interest-bearing liabilities	712,631	6,230	3.50%	668,201	6,460	3.87%
Noninterest bearing liabilities	52,392			41,811
Total liabilities	765,023			710,012
Equity	90,730			92,776
Total liabilities and equity	$855,753			$802,788
Net interest/spread		$5,275	2.12%		$4,527	1.87%

Margin(3)			2.58%			2.37%

Ratio of interest-earning assets to interest bearing liabilities	114.89%			114.54%

(1) Calculated net of deferred fees and loss reserves.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Yields earned and rates paid have been annualized.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007.

General. Net income for the three months ended September 30, 2008 was $1.4 million, an increase of $416,000, or 41.9%, compared to net income of $993,000 for the three months ended September 30, 2007. Earnings per basic and diluted common share were $0.10 for the three months ended September 30, 2008 compared to $0.07 for the three months ended September 30, 2007. The increase in net income was primarily the result of increased net interest income resulting from a lower cost of funds.

Interest Income. Interest income increased by $518,000 or 4.7%, to $11.5 million for the three months ended September 30, 2008 from $11.0 million for the three months ended September 30, 2007. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $40.6 million or 5.78%, from $702.8 million for the three months ended September 30, 2007 to $743.4 million for the three months ended September 30, 2008.
Interest income on securities decreased by $199,000 or 53.4%, to $174,000 for the three months ended September 30, 2008 from $373,000 for the three months ended September 30, 2007. The decrease was attributable to a $18.6 million decrease in the average balance of investment securities from $34.1 million for the three months ended September 30, 2007 to $15.5 million for the three months ended September 30, 2008.  The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Other interest income increased by $17,000 or 7.7% to $239,000 for the three months ended September 30, 2008 from $222,000 for the three months ended September 30, 2007. The primary factor for the increase in other interest income was an increase in the average balance of federal funds sold of $28.1 million or 238.1%, from $11.8 million for the three months ended September 30, 2007 to $39.9 million for the three months ended September 30, 2008. Other interest income was also negatively impacted by a 299 basis point decrease in the average yield earned on Federal funds sold from 5.01% for the three months ended September 30, 2007 to 2.02% for the three months ended September 30, 2008.  The decrease in the average yield on federal funds sold was primarily attributable to declines in the federal funds rate during the comparable periods as a result of actions taken by the Federal Reserve in lowering the federal funds rate.

Interest Expense. Interest expense decreased $230,000 or 3.6% to $6.2 million for the three months ended September 30, 2008 compared to $6.5 million for the three months ended September 30, 2007. The decrease was primarily attributable to a 37 basis point decrease in the average cost of interest bearing liabilities from 3.87% for the three months ended September 30, 2007 to 3.50% for the three months ended September 30, 2008. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $44.4 million or 6.65% to $712.6 million for the three months ended September 30, 2008 from $668.2 million for the three months ended September 30, 2007.

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

Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement, we determine impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

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

Our provision for loan losses was $363,000 for the three months ended September 30, 2008 compared to $168,000 for the three months ended September 30, 2007. The allowance for loan losses as a percent of total loans was 0.44% at September 30, 2008 as compared to 0.41% at September 30, 2007. Net charge-offs totaled $315,000 or 0.17% of average loans for the three months ended September 30, 2008 as compared to $31,000 or 0.02% of average loans for the three months ended September30, 2007. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as loan volume increases in multi-family and commercial real estate lending. The assumptions are based both on current industry and economic trends in addition to our internal loan loss history.  We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for consumer and real estate loans for both periods.

Noninterest Income. Our noninterest income increased $169,000, or 16.2% to $1.2 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. The increase was primarily the result of increased customer fees and charges due to increased customer activity coupled with an increase in ATM surcharge fees for non-customers.

Noninterest Expense. Our noninterest expense increased $82,000, or 2.1% to $3.9 million for the three months ended September 30, 2008 from $3.8 million for the three months ended September 30, 2007. The increase was primarily due to increases in general operational costs to support continued growth of the Bank.

Income Tax Expense. Income tax expense increased $224,000, or 40.4% to $778,000 for the three months ended September 30, 2008 compared to $554,000 for the three months ended September 30, 2007. This increase was primarily the result of higher pre-tax income of $2.2 million for the three months ended September 30, 2008 compared to $1.5 million for the three months ended September 30, 2007. The effective tax rate was 35.6% and 35.8% for the three months ended September 30, 2008 and 2007, respectively.

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

Additionally, the Bank’s portfolio has remained strongly anchored in traditional mortgage products. In this regard, we do not originate or purchase construction loans, payment option-ARM loans, negatively amortizing loans or high LTV loans.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At September 30, 2008
Real estate loans:
One- to four-family	3	$1,166	4	$2,954	7	$4,120
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	5	77	7	56	12	133
Home equity	—	—	—	—	—	—
Other	23	23	16	19	39	42
Total loans	31	$1,266	27	$3,029	58	$4,295

At June 30, 2008
Real estate loans:
One- to four-family	—	$—	4	$1,583	4	$1,583
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

At June 30, 2007
Real estate loans:
One- to four-family	—	$—	2	$1,115	2	$1,115
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  Interest is not accrued on loans greater than 90 days or more delinquent. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates less than current market rates).

Foreclosed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.

	At September 30,	At June 30,	At June 30,
	2008	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,954	$1,583	$1,115
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	56	132	19
Home Equity	—	—	—
Other	19	15	7
Total	3,029	1,730	1,141

Real estate owned and Repossessed assets:
Real estate loans:
One- to four-family	1,079	1,045	238
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	97	161	74
Home equity	—	—	—
Other	—	—	—
Total	1,176	1,206	312

Total non-performing assets	$4,205	$2,936	$1,453

Non-performing loans to total loans (1)	0.41%	0.23%	0.16%

Non-performing assets to total assets	0.57%	0.35%	0.18%

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing time deposits and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2008, the total approved loan commitments unfunded amounted to $8.3 million, which includes the unfunded portion of loans of $5.5 million.

The Bank pledged certain investment securities and mortgage loans to obtain $25.0 million in deposits with the State of California through the state’s time deposit program.  Time deposits and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at September 30, 2008, totaled $93.0 million and $38.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2008, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $83.0 million.  Kaiser Federal Bank’s credit limit with the Federal Home Loan Bank is limited to 40% of the Bank’s total assets.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its Office of Thrift Supervision capital requirements at September 30, 2008. The definitions of the terms used in the table are those provided in the capital regulations issued by the Office of Thrift Supervision.
	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$74,819	13.07%	$45,783	8.00%	$57,228	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	72,359	12.64	22,891	4.00	34,337	6.00
Tier 1 (core) capital (to adjusted tangible assets)	72,359	8.60	33,669	4.00	42,087	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards.  At September 30, 2008, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2008 which is the latest information available that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

	June 30, 2008
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$53,007	$(30,374)	(36)%	6.58%	(315	)bp
+200 bp	63,782	(19,599)	(24)	7.75	(198)
+100 bp	73,847	(9,534)	(11)	8.79	(94)
0 bp	83,381	—	—	9.73	—
-100 bp	88,126	4,745	6	10.14	41

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
7/1/08 – 7/31/08	41,469	$10.87	508,788	0
8/1/08 – 8/31/08	—	—	—	—
9/1/08 – 9/30/08	14,024	9.96	14,024	214,330

* On August 27, 2008, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 228,354 shares of stock.

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

Date: November 4, 2008
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

Date:  November 4, 2008                                                                                     /s/ Kay M. Hoveland
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

Date:  November 4, 2008                                                                                     /s/ Dustin Luton
Dustin Luton
Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 4, 2008                                                                                /s/ Kay M. Hoveland
Kay M. Hoveland
Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 4, 2008                                                                                /s/ Dustin Luton
Dustin Luton
Chief Financial Officer