Form 10-Q
period 2008-12-31
K-FED BANCORP
filed 2009-02-05
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2008

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

Common Stock, $.01 par value – 13,390,052 shares outstanding as of January 30, 2009.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
 (Dollars in thousands, except per share data)
	December 31 2008	June 30 2008
ASSETS
Cash and due from banks	$22,759	$18,580
Federal funds sold	12,670	32,660
Total cash and cash equivalents	35,429	51,240
Interest earning time deposits in other financial institutions	4,131	—
Securities available-for-sale, at fair value	6,968	8,539
Securities held-to-maturity, fair value of $7,093 and $7,308 at December 31, 2008 and June 30, 2008, respectively	7,150	7,504
Federal Home Loan Bank stock, at cost	12,649	12,540
Loans receivable, net of allowance for loan losses of $3,932 and $3,229 at December 31, 2008 and June 30, 2008, respectively	742,159	742,191
Accrued interest receivable	3,292	3,278
Premises and equipment, net	2,886	3,059
Core deposit intangible	184	226
Goodwill	3,950	3,950
Bank-owned life insurance	11,645	11,408
Other real estate owned	609	1,045
Other assets	3,794	4,036
Total assets	$834,846	$849,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$43,791	$43,267
Interest bearing	464,186	451,791
Total deposits	507,977	495,058
Federal Home Loan Bank advances, short-term	60,000	28,000
Federal Home Loan Bank advances, long-term	147,011	207,019
State of California time deposit	25,000	25,000
Accrued expenses and other liabilities	3,145	3,211
Total liabilities	743,133	758,288
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; December 31, 2008 — 14,718,440 shares issued June 30, 2008 — 14,713,440 shares issued	147	147
Additional paid-in capital	58,785	58,448
Retained earnings	52,429	51,035
Accumulated other comprehensive income, net of tax	41	20
Unearned employee stock ownership plan (ESOP) shares	(2,389)	(2,616)
Treasury stock, at cost (December 31, 2008 — 1,313,238 shares; June 30, 2008 — 1,243,134 shares)	(17,300)	(16,306)
Total stockholders’ equity	91,713	90,728
Total liabilities and stockholders’ equity	$834,846	$849,016
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
 (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$10,719	$10,634	$21,619	$20,907
Interest on securities, taxable	164	285	339	658
Federal Home Loan Bank dividends	122	133	314	251
Other interest	107	199	346	422
Total interest income	11,112	11,251	22,618	22,238
Interest Expense
Interest on deposits	3,444	3,844	6,952	7,918
Interest on borrowings	2,501	2,644	5,223	5,030
Total interest expense	5,945	6,488	12,175	12,948
Net interest income	5,167	4,763	10,443	9,290
Provision for loan losses	984	184	1,347	352
Net interest income after provision for loan losses	4,183	4,579	9,096	8,938
Noninterest income
Service charges and fees	619	595	1,241	1,180
ATM fees and charges	424	369	877	734
Referral commissions	77	70	153	134
Loss on equity investment	(66)	(105)	(132)	(210)
Bank-owned life insurance	118	107	237	222
Other noninterest income	5	4	11	9
Total noninterest income	1,177	1,040	2,387	2,069
Noninterest expense
Salaries and benefits	1,991	1,985	3,982	3,992
Occupancy and equipment	593	569	1,189	1,132
ATM expense	356	309	721	626
Advertising and promotional	92	78	194	125
Professional services	237	221	459	467
Postage	77	79	144	148
Telephone	131	128	252	254
Stock offering costs	—	1,270	—	1,270
Other operating expense	488	442	960	907
Total noninterest expense	3,965	5,081	7,901	8,921
Income before income tax expense	1,395	538	3,582	2,086
Income tax expense	464	132	1,242	687
Net income	$931	$406	$2,340	$1,399
Comprehensive Income	$948	$445	$2,361	$1,521
Earnings per common share:
Basic	$0.07	$0.03	$0.18	$0.10
Diluted	$0.07	$0.03	$0.18	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
And Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2008		14,713,440	$147	$58,448	$51,035	$20	$(2,616)	(1,243,134)	$(16,306)	$90,728
Comprehensive income
Net income for the six months ended December 31, 2008	$2,340	—	—	—	2,340	—	—	—	—	2,340
Other comprehensive income – unrealized gain on securities, net of tax	21	—	—	—	—	21	—	—	—	21
Total comprehensive income	$2,361
Dividends declared ($0.22 per share) *		—	—	—	(946)	—	—	—	—	(946)
Purchase of treasury stock		—	—	—	—	—	—	(70,104)	(994)	(994)
Stock options earned		—	—	159	—	—	—	—	—	159
Allocation of stock awards		—	—	203	—	—	—	—	—	203
Issuance of stock awards		5,000	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	(25)	—	—	227	—	—	202
Balance December 31, 2008		14,718,440	$147	$58,785	$52,429	$41	$(2,389)	(1,313,238)	$(17,300)	$91,713

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended December 31
	2008	2007
Operating Activities
Net income	$2,340	$1,399
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	7	12
Amortization of net premiums on loan purchases	46	112
Accretion of net loan origination fees	(36)	(20)
Provision for loan losses	1,347	352
Federal Home Loan Bank (FHLB) stock dividend	(314)	(251)
Depreciation and amortization	431	412
Amortization of core deposit intangible	42	51
Loss on equity investment	132	210
Increase in cash surrender value of bank-owned life insurance	(237)	(222)
Accretion of net premiums on purchased certificates of deposits	—	(37)
(Accretion) amortization of debt exchange costs	(8)	4
Allocation of ESOP common stock	202	297
Allocation of stock awards	203	211
Stock options earned	159	158
Net increase in accrued interest receivable	(14)	(70)
Net decrease (increase) in other assets	91	(246)
Net decrease in accrued expenses and other liabilities	(66)	(104)
Net cash provided by operating activities.	4,325	2,268

Investing Activities
Proceeds from maturities and principal repayments of available-for-sale securities	1,602	3,882
Proceeds from maturities and principal repayments of held-to-maturity securities	354	11,104
(Increase) decrease in interest earning deposits at other institutions	(4,131)	2,970
Increase in loans	(1,934)	(41,966)
Proceeds from sale of other real estate owned	1,047	—
Redemption (purchases) of FHLB stock	205	(2,099)
Purchases of premises and equipment	(258)	(154)
Net cash used in investing activities	(3,115)	(26,263)

Financing Activities
Proceeds from FHLB advances	—	93,500
Repayment of FHLB advances	(28,000)	(58,500)
Dividends paid on common stock	(946)	(944)
Purchases of treasury stock	(994)	—
Net increase in deposits	12,919	(30,310)
Increase in State of California time deposit	—	25,000
Tax benefit from RRP shares vesting	—	(35)
Net cash (used in) provided by financing activities	(17,021)	28,711

Net (decrease) increase in cash and cash equivalents	(15,811)	4,716
Beginning cash and cash equivalents	51,240	26,732
Ending cash and cash equivalents	$35,429	$31,448

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business:  K-Fed Bancorp (or the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (or the “Parent”). The Company and its Parent are holding companies that are federally chartered. The Company’s sole subsidiary, Kaiser Federal Bank (or the “Bank”), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its nine branch locations throughout California. While the Bank originates many types of residential and commercial real estate loans, the majority of its residential real estate loans have been purchased from other financial institutions.

The Company’s business activities generally are limited to passive investment activities and oversight of our investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

Basis of Presentation:  The financial statements of K-Fed Bancorp have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for (i) a fair presentation of the financial condition and results of operations for the interim periods included herein and (ii) to make such statements not misleading have been made.

The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2009. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of financial instruments.

Reclassifications:  Some items in prior year financial statements were reclassified to conform to the current presentation.

Newly Issued Accounting Standards:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

Adoption of New Accounting Standards:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007.  The impact of the adoption of SFAS No. 157 was not material.  See Note 3, “Fair Value” for disclosures related to the adoption of SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of July 1, 2008, the effective date of the standard.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards.

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Basic	(Dollars in thousands, except per share data)
Net income	$931	$406	$2,340	$1,399
Weighted average common shares outstanding	13,114,791	13,596,244	13,115,431	13,567,813
Basic earnings per share	$0.07	$0.03	$0.18	$0.10

Diluted
Net income	$931	$406	$2,340	$1,399

Weighted average common shares outstanding	13,114,791	13,596,244	13,115,431	13,567,813
Dilutive effect of stock options	—	—	—	—
Dilutive effect of stock awards	—	—	—	—
Average shares and dilutive potential common shares	13,114,791	13,596,244	13,115,431	13,567,813
Diluted earnings per share	$0.07	$0.03	$0.18	$0.10

For the three and six months ended December 31, 2008, outstanding stock options to purchase 304,400 shares and outstanding stock awards of 43,780 shares were anti-dilutive and not considered in computing diluted earnings per common share. For the three and six months ended December 31, 2007, outstanding stock options to purchase 339,400 shares and outstanding stock awards of 78,560 shares were anti-dilutive and not considered in computing diluted earnings per common share.

Note 3 – Fair Value

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
Assets at December 31, 2008:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available for sale securities	$6,968	—	$6,968	—

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at December 31, 2008 Using
Assets at December 31, 2008:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$4,622	—	—	$4,622

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,571,000 at December 31, 2008 as compared to $3,842,000 at June 30, 2008.  The fair value of collateral is calculated using a third party appraisal.  The valuation allowance for these loans was $949,000 at December 31, 2008 as compared to $334,000 at June 30, 2008.  An additional provision for loan losses of $211,000 was made during the quarter ended December 31, 2008 relating to impaired loans. (Level 3 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often includes words like” “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof.  Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of K-Fed Bancorp and Kaiser Federal Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.  We caution readers not to place undue reliance on forward-looking statements.  The Company disclaims any obligation to revise or update any forward-looking statements contained in this release to reflect future events or developments.

Recent Developments

Troubled Asset Relief Program-Capital Purchase Program. On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the Secretary of the United States Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets.  One of the initiatives resulting from the Act is the Treasury Capital Purchase Program, which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions.  After careful consideration and given that the Bank is well capitalized and profitable with strong credit quality the Company elected not to apply for such funds.

Federal Deposit Insurance Corporation (“FDIC”) Coverage/Assessments.  The EESA temporarily increased the limit on FDIC coverage for deposits to $250,000 from $100,000 through December 31, 2009.  In addition, on October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  All eligible institutions were automatically enrolled in the program through December 5, 2008 at no cost.  Organizations that did not wish to participate in the TLGP needed to opt out by December 5, 2008.  After that time, participating entities will be charged fees.  One component of the TLGP provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009.  An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis.  The Company did not opt out and is participating in the TLGP; however, as of December 31, 2008 the Company did not have any non-interest bearing transaction accounts in excess of $250,000.

The FDIC currently imposes an assessment against institutions for deposit insurance based on the risk category of the institution.  Federal law requires that the designated reserve ratio for the deposit insurance fund be establish by the FDIC at 1.15% to 1.50% of estimated insured deposits.  Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As a result of the reduced reserve ratio, on December 22, 2008, the FDIC published a final rule that increases deposit insurance assessment rates in order to restore the insurance fund reserve ratio.  The final rule raises the rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points), effective for the first quarter of 2009.  The FDIC has also issued a proposed rule that would also alter the way the FDIC differentiates for risk among institutions in setting federal deposit insurance assessment rates beginning in the second calendar quarter of 2009 and thereafter.  No assurance can be given as to the final form of such rule.  We estimate our deposit insurance assessments to increase approximately $80,000 per quarter under the final rule.

Federal Home Loan Bank (‘FHLB”) Stock Dividends. On January 8, 2009, the FHLB of San Francisco announced that they will not pay a dividend for the fourth quarter of 2008 and will not repurchase excess capital stock on January 31, 2009, the next regularly scheduled repurchase date.  FHLB dividends received by us for the three and six months ended December 31, 2008 were $122,000 and $314,000, respectively.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008.

Assets. Cash and cash equivalents decreased $15.8 million, or 30.9% to $35.4 million at December 31, 2008 from $51.2 million at June 30, 2008. The decrease was a result of pay downs of higher costing FHLB advances that matured during the period and the purchase of $4.1 million in interest earning time deposits in other financial institutions.

Our investment portfolio decreased $1.9 million, or 12.0% to $14.1 million at December 31, 2008 from $16.0 million at June 30, 2008. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our gross loan portfolio increased by $554,000 or 0.07% to $746.0 million at December 31, 2008 from $745.4 million at June 30, 2008. One-to-four family real estate loans decreased $20.6 million, or 4.8% to $408.1 million at December 31, 2008 from $428.7 million at June 30, 2008.  Commercial real estate loans increased $1.2 million, or 1.03% to $117.0 million at December 31, 2008 from $115.8 million at June 30, 2008.  Multi-family loans increased $24.2 million, or 18.3% to $156.5 million at December 31, 2008 from $132.3 million at June 30, 2008.  Other loans which are comprised primarily of automobile loans decreased $4.2 million, or 6.2% to $64.4 million at December 31, 2008 from $68.6 million at June 30, 2008. Real estate loans comprised 91.4% of the total loan portfolio at December 31, 2008, compared with 90.8% at June 30, 2008. The decrease in one-to-four family loans and increase in multi-family loans was due to our focus on income producing property loans as a means of diversifying the mortgage portfolio.

Deposits. Total deposits increased $12.9 million, or 2.6% to $508.0 million at December 31, 2008 from $495.1 million at June 30, 2008. The change was due to increases of $13.5 million in money market accounts, $8.0 million in certificates of deposit and $524,000 in noninterest-bearing demand accounts.  The increase in money market and certificates of deposit accounts was a result of promotions for these types of accounts.  The increase was partially offset by a reduction of $9.1 million in savings accounts due to the annual distribution of our Holiday Club accounts in November 2008.

Borrowings. Advances from the FHLB of San Francisco decreased $28.0 million, or 11.9% to $207.0 million at December 31, 2008 from $235.0 million at June 30, 2008.  The decline was the result of scheduled advance repayments in August and October 2008 and was funded with available liquidity and increased deposits.

Stockholders’ Equity. Stockholders’ equity increased $985,000, to $91.7 million at December 31, 2008 from $90.7 million at June 30, 2008 primarily as a result of $2.3 million in net income for the six months ended December 31, 2008 and the allocation of ESOP shares, stock awards, and stock options earned totaling $564,000. This increase was offset by cash payments of $994,000 for the repurchase of shares of common stock and $946,000 in dividends ($0.22 per share) paid to stockholders of record for the six months ended December 31, 2008, excluding shares held by K-Fed Mutual Holding Company.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended December 31,
		2008 (4)			2007 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$736,460	$10,719	5.82%	$722,873	$10,634	5.88%
Securities(2)	14,590	164	4.50%	25,454	285	4.48%
Federal funds sold	33,684	71	0.84%	15,968	182	4.56%
Federal Home Loan Bank stock	12,640	122	3.86%	10,708	133	4.97%
Interest-earning deposits in other financial institutions	9,908	36	1.45%	1,755	17	3.87%
Total interest-earning assets	807,282	11,112	5.51%	776,758	11,251	5.79%
Noninterest earning assets	35,007			32,869
Total assets	$842,289			$809,627

INTEREST-BEARING LIABILITIES
Money market	$78,555	$492	2.51%	$72,920	$510	2.80%
Savings deposits	118,389	333	1.13%	128,767	523	1.62%
Certificates of deposit	255,909	2,619	4.09%	230,846	2,811	4.87%
Borrowings	236,513	2,501	4.23%	235,035	2,644	4.50%
Total interest-bearing liabilities	689,366	5,945	3.45%	667,568	6,488	3.89%
Noninterest bearing liabilities	61,592			48,502
Total liabilities	750,958			716,070
Equity	91,331			93,557
Total liabilities and equity	$842,289			$809,627
Net interest/spread		$5,167	2.06%		$4,763	1.90%

Margin(3)			2.56%			2.45%

Ratio of interest-earning assets to interest bearing liabilities	117.10%			116.36%

(1) Calculated net of deferred fees and loss reserves.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Yields earned and rates paid have been annualized.

	For the six months ended December 31,
		2008 (4)			2007 (4)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	$740,025	$21,619	5.84%	$713,583	$20,907	5.86%
Securities(2)	15,061	339	4.50%	29,234	658	4.50%
Federal funds sold	35,733	272	1.52%	15,879	330	4.16%
Federal Home Loan Bank stock	12,624	314	4.97%	10,387	251	4.83%
Interest-earning deposits in other financial institutions	8,744	74	1.69%	4,410	92	4.17%
Total interest-earning assets	812,187	22,618	5.57%	773,493	22,238	5.75%
Noninterest earning assets	36,103			32,775
Total assets	$848,290			$806,268

INTEREST-BEARING LIABILITIES
Money market	$80,244	$972	2.42%	$74,026	$1,038	2.80%
Savings deposits	120,307	715	1.19%	132,825	1,125	1.69%
Certificates of deposit	254,678	5,265	4.13%	236,902	5,755	4.86%
Borrowings	245,158	5,223	4.26%	225,028	5,030	4.47%
Total interest-bearing liabilities	700,387	12,175	3.48%	668,781	12,948	3.87%
Noninterest bearing liabilities	56,880			44,334
Total liabilities	757,267			713,115
Equity	91,023			93,153
Total liabilities and equity	$848,290			$806,268
Net interest/spread		$10,443	2.09%		$9,290	1.88%

Margin(3)			2.57%			2.40%

Ratio of interest-earning assets to interest bearing liabilities	115.96%			115.66%

(1) Calculated net of deferred fees and loss reserves.
(2) Calculated based on amortized cost.
(3) Net interest income divided by interest-earning assets.
(4) Yields earned and rates paid have been annualized.

Comparison of Results of Operations for the Three Months Ended December 31, 2008 and December 31, 2007.

General. Net income for the three months ended December 31, 2008 was $931,000, an increase of $525,000 as compared to net income of $406,000 for the three months ended December 31, 2007. Earnings per basic and diluted common share were $0.07 for the three months ended December 31, 2008 compared to $0.03 for the three months ended December 31, 2007.  Net income for the three months ended December 31, 2007 included $1.3 million in stock offering costs resulting from the cancellation of the Company’s stock offering in November 2007 due to unfavorable market conditions.  The recognition of these expenses resulted in a decline of $0.05 per share in basic and diluted earnings per share for the three months ended December 31, 2007.

Interest Income. Interest income decreased by $139,000 or 1.2%, to $11.1 million for the three months ended December 31, 2008 from $11.3 million for the three months ended December 31, 2007. The primary reasons for the decline in interest income were a decrease in interest income on securities and other interest income.

Interest income on securities decreased by $121,000 or 42.5%, to $164,000 for the three months ended December 31, 2008 from $285,000 for the three months ended December 31, 2007. The decrease was attributable to a $10.9 million decrease in the average balance of investment securities from $25.5 million for the three months ended December 31, 2007 to $14.6 million for the three months ended December 31, 2008 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Other interest income decreased by $92,000 or 46.2% to $107,000 for the three months ended December 31, 2008 from $199,000 for the three months ended December 31, 2007. The decrease was a result of a 372 basis point decline in the average yield earned on federal funds sold from 4.56% for the three months ended December 31, 2007 to 0.84% for the three months ended December 31, 2008.  The yield earned on federal funds sold was impacted by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

Interest Expense. Interest expense decreased $543,000 or 8.4% to $5.9 million for the three months ended December 31, 2008 from $6.5 million for the three months ended December 31, 2007. The decrease was primarily attributable to a 44 basis point decline in the average cost of interest bearing liabilities from 3.89% for the three months ended December 31, 2007 to 3.45% for the three months ended December 31, 2008 as a result of a general decline in interest rates during the period.  The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $21.8 million from $667.6 million for the three months ended December 31, 2007 to $689.4 million for the three months ended December 31, 2008.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision (OTS) and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

Our provision for loan losses increased to $984,000 for the three months ended December 31, 2008 compared to $184,000 for the three months ended December 31, 2007. The allowance for loan losses as a percent of total loans was 0.53% at December 31, 2008 as compared to 0.39% at December 31, 2007. Net charge-offs totaled $330,000 or 0.18% of average loans for the three months ended December 31, 2008 as compared to $244,000 or 0.03% of average loans for the three months ended December 31, 2007. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in potential problem loans that are reviewed for impairment.

Noninterest Income. Our noninterest income increased $137,000, or 13.2% to $1.2 million for the three months ended December 31, 2008 compared to $1.0 million for the three months ended December 31, 2007. The increase was primarily the result of increased customer service charges and fees due to increased customer activity coupled with an increase in ATM surcharge fees for non-customers.

Noninterest Expense. Our noninterest expense decreased $1.1 million, or 22.0% to $4.0 million for the three months ended December 31, 2008 compared to $5.1 million for the three months ended December 31, 2007. The decrease resulted from the recognition of $1.3 million in expenses relating to the previously noted cancellation of the stock offering in November 2007.  Excluding the stock offering costs noninterest expense increased $154,000 due to increases in general operational costs of the Bank.

Income Tax Expense. Income tax expense increased $332,000 to $464,000 for the three months ended December 31, 2008 compared to $132,000 for the three months ended December 31, 2007. This increase was the result of higher pre-tax income of $1.4 million for the three months ended December 31, 2008 compared to $538,000 for the three months ended December 31, 2007. The effective tax rate was 33.3% and 24.5% for the three months ended December 31, 2008 and 2007, respectively.  The increase in the effective tax rate was attributable to non-taxable income from our bank-owned life insurance and low income housing credits which have a reduced impact on our effective tax rate when our taxable income is higher.

Comparison of Results of Operations for the Six Months Ended December 31, 2008 and December 31, 2007.

General. Net income for the six months ended December 31, 2008 was $2.3 million, an increase of $941,000 as compared to net income of $1.4 million for the six months ended December 31, 2007. Earnings per basic and diluted common share were $0.18 for the six months ended December 31, 2008 compared to $0.10 for the six months ended December 31, 2007. Net income for the six months ended December 31, 2007 includes $1.3 million in stock offering costs.  The recognition of these expenses resulted in a decline of $0.05 per share in basic and diluted earnings per share for the six months ended December 31, 2007. Excluding the effect of the stock offering costs, the increase in net income was primarily the result of increased net interest income resulting from a lower cost of funds.

Interest Income. Interest income increased by $380,000, or 1.7%, to $22.6 million for the six months ended December 31, 2008 from $22.2 million for the six months ended December 31, 2007. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $26.4 million or 3.71%, from $713.6 million for the six months ended December 31, 2007 to $740.0 million for the six months ended December 31, 2008.

Interest income on securities decreased by $319,000, or 48.5%, to $339,000 for the six months ended December 31, 2008 from $658,000 for the six months ended December 31, 2007. The decrease was attributable to a $14.2 million decrease in the average balance of investment securities from $29.2 million for the six months ended December 31, 2007 to $15.1 million for the six months ended December 31, 2008 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Other interest income decreased by $76,000 or 18.0% to $346,000 for the six months ended December 31, 2008 from $422,000 for the six months ended December 31, 2007. The decrease was a result of a 264 basis point decline in the average yield earned on federal funds sold from 4.16% for the six months ended December 31, 2007 to 1.52% for the six months ended December 31, 2008.  The yield earned on federal funds sold was impacted by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

Interest Expense. Interest expense decreased $773,000, or 6.0% to $12.2 million for the six months ended December 31, 2008 compared to $12.9 million for the six months ended December 31, 2007. The decrease was primarily attributable to a 39 basis point decline in the average cost of interest bearing liabilities from 3.87% for the six months ended December 31, 2007 to 3.48% for the six months ended December 31, 2008 as a result of a general decline in interest rates during the period. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $31.6 million from $668.8 million for the six months ended December 31, 2007 to $700.4 million for the six months ended December 31, 2008.

Provision for Loan Losses. Our provision for loan losses increased to $1.3 million for the six months ended December 31, 2008 compared to $352,000 for the six months ended December 31, 2007. Net charge-offs totaled $645,000 or 0.17% of average loans for the six months ended December 31, 2008 as compared to $275,000 or 0.04% of average loans for the six months ended December 31, 2007. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in potential problem loans that are reviewed for impairment.

Noninterest Income. Our noninterest income increased $318,000, or 15.4% to $2.4 million for the six months ended December 31, 2008 compared to $2.1 million for the six months ended December 31, 2007. The increase was primarily the result of increased customer service charges and fees due to increased customer activity coupled with an increase in ATM surcharge fees for non-customers.

Noninterest Expense. Our noninterest expense decreased $1.0 million, or 11.4% to $7.9 million for the six months ended December 31, 2008 compared to $8.9 million for the six months ended December 31, 2007.  The decrease resulted from the recognition of $1.3 million in expenses relating to the cancellation of the stock offering in November 2007.  Excluding the stock offering costs noninterest expense increased $250,000 due to increases in general operational costs of the Bank.

Income Tax Expense. Income tax expense increased $555,000 to $1.2 million for the six months ended December 31, 2008 compared to $687,000 for the six months ended December 31, 2007. This increase was primarily the result of higher pre-tax income of $3.6 million for the six months ended December 31, 2008 compared to $2.1 million for the six months ended December 31, 2007. The effective tax rate was 34.7% and 32.9% for the six months ended December 31, 2008 and 2007, respectively.  The increase in the effective tax rate was attributable to non-taxable income from our bank-owned life insurance and low income housing credits which have a reduced impact on our effective tax rate when our taxable income is higher.

Asset Quality

Asset quality continues to remain strong despite the current economic crisis and continued deterioration in the housing market.  This has been accomplished through our conservative and disciplined lending practices including our strict adherence to a long standing disciplined credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, the Bank fully underwrites all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase.

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

Additionally, the Bank’s portfolio has remained strongly anchored in traditional mortgage products. In this regard, we do not originate or purchase construction and development loans, teaser option-ARM loans, negatively amortizing loans or high loan to value loans.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2008
Real estate loans:
One-to-four family	1	$343	9	$4,150	10	$4,493
Commercial	—	—	—	—	—	—
Multi-family	—	—	1	233	1	233
Other loans:
Automobile	3	42	5	73	8	115
Home equity	—	—	—	—	—	—
Other	11	6	16	11	27	17
Total loans	15	$391	31	$4,467	46	$4,858

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

At June 30, 2007
Real estate loans:
One-to-four family	—	$—	2	$1,115	2	$1,115
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  At December 31, 2008 we had $682,000 of troubled debt restructurings (loans for which a concession has been granted due to the debtor’s financial difficulties) that are included in non-accrual loans below.

Other real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.

	At December 31,	At June 30,	At June 30,
	2008	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$4,150	$1,583	$1,115
Commercial	—	—	—
Multi-family	233	—	—
Other loans:
Automobile	73	132	19
Home equity	—	—	—
Other	11	15	7
Troubled debt restructuring:
One-to-four family	446	—	—
Commercial	—	—	—
Multi-family	236	—	—
Total non-accrual loans	5,149	1,730	1,141

Other real estate owned and repossessed assets:
Real estate loans:
One-to-four family	609	1,045	238
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	44	161	74
Home equity	—	—	—
Other	—	—	—
Total other real estate owned and repossessed assets	653	1,206	312

Total non-performing assets	$5,802	$2,936	$1,453

Non-performing loans to total loans (1)	0.69%	0.23%	0.16%

Non-performing assets to total assets	0.69%	0.35%	0.18%

(1) Total loans are net of deferred fees and costs

Liquidity, Capital Resources and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements previously imposed by OTS regulations and above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See “Consolidated Statements of Cash Flows” contained in the unaudited Consolidated Financial Statements included in this document.

Our liquidity, represented by cash and cash equivalents, interest earning accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits; amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances and State of California time deposits to leverage our capital base and provide funds for our lending and investment activities as well as enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2008, total approved loan commitments amounted to $11.6 million, which includes the unfunded portion of loans of $3.2 million.

Certificates of deposit, State of California time deposits, and advances from the FHLB of San Francisco scheduled to mature in one year or less at December 31, 2008, totaled $84.0 million, $25.0 million and $60.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2008, we had available additional advances from the FHLB of San Francisco in the amount of $131.0 million.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at December 31, 2008. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.
	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$76,881	13.24%	$46,467	8.00%	$58,084	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	73,985	12.74	23,234	4.00	34,851	6.00
Tier 1 (core) capital (to adjusted tangible assets)	73,985	8.98	32,943	4.00	41,179	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards.  At December 31, 2008, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The purpose of the asset/liability management committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on: (1) originating adjustable rate loans; (2) originating a reasonable volume of short- and intermediate-term consumer loans; (3) managing our deposits to establish stable deposit relationships; and (4) using FHLB advances, and pricing on fixed-term non-core deposits to align maturities and repricing terms.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin. We intend to continue our existing strategy of originating relatively short-term and/or adjustable rate loans. The Bank does not maintain any securities for trading purposes. The Bank does not currently engage in trading activities or use instruments such as interest rate swaps, hedges, or other similar derivatives to control interest rate risk.

The OTS provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the OTS by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at September 30, 2008 which is the latest information available that would occur upon an immediate change in interest rates based on OTS assumptions but without giving effect to any steps that management might take to counteract that change.

	September 30, 2008
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$59,526	$(30,432)	(34)%	7.28%	(308)
+200 bp	70,022	(19,936)	(22)	8.39	(197)
+100 bp	80,543	(9,415)	(10)	9.46	(90)
0 bp	89,958	—	—	10.36	—
-100 bp	93,653	3,695	4	10.66	30

The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008.

Recent Legislation in Response to Market and Economic Conditions May Significantly Affect Our Operations, Financial Condition, and Earnings.

Instability and volatility in the credit markets has led to the adoption of legislation and regulatory actions which have the potential to significantly affect financial institutions and holding companies, including us. Under the Emergency Economic Stabilization Act of 2008 (“EESA”), the U.S. Department of the Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. Although it was originally contemplated that these funds would be used primarily to purchase troubled assets under the Troubled Asset Relief Program (“TARP”), on October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In addition, Congress has temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) which is intended to strengthen confidence and encourage liquidity in the U.S. financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.

We can provide no assurances that these actions will have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. At this time, we cannot fully determine the extent of these effects, or any other effects, on us caused by these and future laws and regulations. However, they may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs and profitability.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits.

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses, increased expense in pursuing our remedies as a creditor, and reduced interest income from potentially prolonged non-accrual periods.

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/08 – 07/31/08	41,469	$10.87	508,788	—
08/1/08 – 08/31/08	—	—	—	228,354
09/1/08 – 09/30/08	14,024	9.96	14,024	214,330
10/1/08 – 10/31/08	—	—	—	214,330
11/1/08 – 11/30/08	14,536	8.14	28,560	199,794
12/1/08 – 12/31/08	75	7.41	28,635	199,719

* On August 27, 2008, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 228,354 shares of stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders for K-Fed Bancorp was held on October 25, 2008. At that meeting, the shareholders elected the following persons to three-year terms to the Board of Directors: Kay M. Hoveland by a vote of 11,949,868 for and 203,477 withheld and Rita H. Zwern by a vote of 11,759,563 for and 393,782 withheld. There were 1,275,492 non-voting shares.  James L. Breeden, Gerald A. Murbach, Robert C. Steinbach, and Laura G. Weisshar also continued to serve as directors after the meeting.

The appointment of Crowe Horwath LLP as independent registered public accounting firm for the fiscal year ending June 30, 2009 was ratified by a vote of 12,126,572 for, 23,603 against and 3,170 abstain.

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

K-FED BANCORP AND SUBSIDIARY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-FED BANCORP

Dated: February 5, 2009
                                    BY: /s/ Kay M. Hoveland
                                    Kay M. Hoveland
                                    President, Chief Executive Officer

                                    BY: /s/ Dustin Luton
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
Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  February 5, 2009                                                                                                                 /s/ Kay M. Hoveland
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

Date:  February 5, 2009                                                                                                                 /s/ Dustin Luton
                             Dustin Luton
                                 Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 5, 2009                                                                                                             /s/ Kay M. Hoveland
                    Kay M. Hoveland
                                                        Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: February 5, 2009                                                                                                             /s/ Dustin Luton
                    Dustin Luton
                    Chief Financial Officer