Form 10-Q
period 2009-03-31
K-FED BANCORP
filed 2009-05-04
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                           (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Common Stock, $.01 par value – 13,305,113 shares outstanding as of April 30, 2009.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
 (Dollars in thousands, except per share data)
	March 31 2009	June 30 2008
ASSETS
Cash and due from banks	$31,183	$18,580
Federal funds sold	38,505	32,660
Total cash and cash equivalents	69,688	51,240
Interest earning time deposits in other financial institutions	9,042	—
Securities available-for-sale, at fair value	4,928	8,539
Securities held-to-maturity, fair value of $7,070 and $7,308 at March 31, 2009 and June 30, 2008, respectively	6,942	7,504
Federal Home Loan Bank stock, at cost	12,649	12,540
Loans receivable, net of allowance for loan losses of $4,303 and $3,229 at March 31, 2009 and June 30, 2008, respectively	752,056	742,191
Accrued interest receivable	3,262	3,278
Premises and equipment, net	2,692	3,059
Core deposit intangible	166	226
Goodwill	3,950	3,950
Bank-owned life insurance	11,765	11,408
Other real estate owned	781	1,045
Other assets	3,275	4,036
Total assets	$881,196	$849,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$61,965	$43,267
Interest bearing	492,285	451,791
Total deposits	554,250	495,058
Federal Home Loan Bank advances, short-term	60,000	28,000
Federal Home Loan Bank advances, long-term	147,008	207,019
State of California time deposit	25,000	25,000
Accrued expenses and other liabilities	2,943	3,211
Total liabilities	789,201	758,288
Commitments and contingent liabilities	—	—
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; March 31, 2009 — 14,718,440 shares issued June 30, 2008 — 14,713,440 shares issued	147	147
Additional paid-in capital	58,963	58,448
Retained earnings	53,155	51,035
Accumulated other comprehensive income, net of tax	73	20
Unearned employee stock ownership plan (ESOP) shares	(2,275)	(2,616)
Treasury stock, at cost (March 31, 2009 — 1,413,327 shares; June 30, 2008 — 1,243,134 shares)	(18,068)	(16,306)
Total stockholders’ equity	91,995	90,728
Total liabilities and stockholders’ equity	$881,196	$849,016
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
 (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$11,059	$10,948	$32,678	$31,855
Interest on securities, taxable	146	224	485	882
Federal Home Loan Bank dividends	—	146	314	398
Other interest	79	268	425	690
Total interest income	11,284	11,586	33,902	33,825
Interest Expense
Interest on deposits	3,145	3,575	10,098	11,493
Interest on borrowings	2,333	2,924	7,556	7,955
Total interest expense	5,478	6,499	17,654	19,448
Net interest income	5,806	5,087	16,248	14,377
Provision for loan losses	660	200	2,007	551
Net interest income after provision for loan losses	5,146	4,887	14,241	13,826
Noninterest income
Service charges and fees	514	558	1,755	1,739
ATM fees and charges	380	410	1,256	1,144
Referral commissions	76	98	230	232
Loss on equity investment	(75)	(105)	(207)	(315)
Bank-owned life insurance	120	113	357	335
Other noninterest income	23	58	35	77
Total noninterest income	1,038	1,132	3,426	3,212
Noninterest expense
Salaries and benefits	2,095	2,064	6,077	6,056
Occupancy and equipment	588	571	1,777	1,702
ATM expense	450	326	1,172	952
Advertising and promotional	106	99	300	225
Professional services	176	242	635	709
Federal deposit insurance premiums	195	96	373	326
Postage	67	73	211	221
Telephone	160	123	412	377
Stock offering costs	—	10	—	1,279
Other operating expense	381	324	1,163	1,013
Total noninterest expense	4,218	3,928	12,120	12,860
Income before income tax expense	1,966	2,091	5,547	4,178
Income tax expense	772	766	2,013	1,453
Net income	$1,194	$1,325	$3,534	$2,725
Comprehensive Income	$1,226	$1,426	$3,587	$2,948
Earnings per common share:
Basic	$0.09	$0.10	$0.27	$0.20
Diluted	$0.09	$0.10	$0.27	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
And Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2008		14,713,440	$147	$58,448	$51,035	$20	$(2,616)	(1,243,134)	$(16,306)	$90,728
Comprehensive income
Net income for the nine months ended March 31, 2009	$3,534	—	—	—	3,534	—	—	—	—	3,534
Other comprehensive income – unrealized gain on securities, net of tax	53	—	—	—	—	53	—	—	—	53
Total comprehensive income	$3,587
Dividends declared ($0.33 per share) *		—	—	—	(1,414)	—	—	—	—	(1,414)
Purchase of treasury stock		—	—	—	—	—	—	(170,193)	(1,762)	(1,762)
Stock options earned		—	—	265	—	—	—	—	—	265
Allocation of stock awards		—	—	306	—	—	—	—	—	306
Issuance of stock awards		5,000	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	(56)	—	—	341	—	—	285
Balance March 31, 2009		14,718,440	$147	$58,963	$53,155	$73	$(2,275)	(1,413,327)	$(18,068)	$91,995

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended March 31
	2009	2008
Operating Activities
Net income	$3,534	$2,725
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of net premiums on securities	7	17
Amortization of net premiums on loan purchases	39	113
Accretion of net loan origination fees	(43)	(41)
Provision for loan losses	2,007	551
Federal Home Loan Bank (FHLB) stock dividend	(314)	(398)
Depreciation and amortization	646	636
Amortization of core deposit intangible	60	74
Loss on equity investment	207	315
Increase in cash surrender value of bank-owned life insurance	(357)	(335)
Accretion of net premiums on purchased certificates of deposits	—	(37)
(Accretion) amortization of debt exchange costs	(11)	4
Allocation of ESOP common stock	285	413
Allocation of stock awards	306	325
Stock options earned	265	238
Net decrease (increase) in accrued interest receivable	16	(4)
Net decrease (increase) in other assets	497	(269)
Net (decrease) increase in accrued expenses and other liabilities	(268)	555
Net cash provided by operating activities.	6,876	4,882

Investing Activities
Proceeds from maturities and principal repayments of available-for-sale securities	3,698	4,423
Proceeds from maturities and principal repayments of held-to-maturity securities	562	11,330
(Increase) decrease in interest earning deposits at other institutions	(9,042)	2,970
Increase in loans	(13,153)	(31,209)
Proceeds from sale of other real estate owned	1,565	—
Redemption (purchases) of FHLB stock	205	(2,099)
Purchases of premises and equipment	(279)	(212)
Net cash used in investing activities	(16,444)	(14,797)

Financing Activities
Proceeds from FHLB advances	—	93,500
Repayment of FHLB advances	(28,000)	(58,500)
Dividends paid on common stock	(1,414)	(1,464)
Purchases of treasury stock	(1,762)	(1,282)
Net increase in deposits	59,192	2,311
Increase in State of California time deposit	—	25,000
Tax benefit from RRP shares vesting	—	(30)
Net cash provided by financing activities	28,016	59,535

Net increase in cash and cash equivalents	18,448	49,620
Beginning cash and cash equivalents	51,240	26,732
Ending cash and cash equivalents	$69,688	$76,352

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

The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2009. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Newly Issued Accounting Standards:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”s) intended to provide additional application guidance and enhance disclosures regarding fair value measurementsand impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. SFAS No. 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement will not have a material effect on the financial statements of the Company.

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

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Basic	(Dollars in thousands, except per share data)
Net income	$1,194	$1,325	$3,534	$2,725
Weighted average common shares outstanding	13,079,837	13,543,148	13,103,740	13,559,650
Basic earnings per share	$0.09	$0.10	$0.27	$0.20

Diluted
Net income	$1,194	$1,325	$3,534	$2,725

Weighted average common shares outstanding	13,079,837	13,543,148	13,103,740	13,559,650
Dilutive effect of stock options	—	—	123,314	—
Dilutive effect of stock awards	—	—	—	—
Average shares and dilutive potential common shares	13,079,837	13,543,148	13,227,054	13,559,650
Diluted earnings per share	$0.09	$0.10	$0.27	$0.20

For the three months ended March 31, 2009, outstanding stock options to purchase 491,900 shares and outstanding stock awards of 43,780 shares were anti-dilutive and not considered in computing diluted earnings per common share. For the nine months ended March 31, 2009, outstanding stock options to purchase 304,400 shares and outstanding stock awards of 43,780 shares were anti-dilutive and not considered in computing diluted earnings per common share. For the three and nine months ended March 31, 2008, outstanding stock options to purchase 339,400 shares and outstanding stock awards of 78,560 shares were anti-dilutive and not considered in computing diluted earnings per common share.

Note 3 – Fair Value

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements at March 31, 2009 Using
Assets at March 31, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available for sale securities	$4,928	$—	$4,928	$—

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at March 31, 2009 Using
Assets at March 31, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$4,899	$—	$—	$4,899

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,995,000 at March 31, 2009 as compared to $3,842,000 at June 30, 2008.  The fair value of collateral is calculated using a third party appraisal.  The valuation allowance for these loans was $1,096,000 at March 31, 2009 as compared to $334,000 at June 30, 2008.  An additional provision for loan losses of $147,000 and $762,000 was made for the three and nine months ended March 31, 2009 relating to impaired loans. (Level 3 inputs).

Note 4 – Loans

The composition of loans consists of the following:

	March 31, 2009	June 30, 2008
	(In thousands)
Real Estate:
One-to-four family residential, fixed rate	$314,930	$335,453
One-to-four family residential, variable rate	81,072	93,274
Multi-family residential, variable rate	177,833	132,290
Commercial real estate, variable rate	121,651	115,831
	695,486	676,848
Consumer:
Automobile	44,595	52,299
Home equity	1,434	1,405
Other consumer loans, primarily unsecured	14,624	14,883
	60,653	68,587
Total loans	756,139	745,435
Deferred net loan origination costs	307	33
Net discounts on purchased loans	(87)	(48)
Allowance for loan losses	(4,303)	(3,229)
	$752,056	$742,191

The following is the activity in the allowance for loan losses:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
	(In thousands)
Balance, beginning of period	$3,932	2,882	$3,229	2,805
Provision for loan losses	660	200	2,007	551
Recoveries	50	90	189	304
Loans charged off	(339)	(115)	(1,122)	(603)
Balance, end of year	$4,303	3,057	$4,303	3,057

At March 31, 2009, non-accrual loans totaled $6.1 million, compared to $1.7 million at June 30, 2008.  At March 31, 2009 and June 30, 2008, there were no loans past due more than 90 days and still accruing interest.

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  When we determine that a loss is probable, a valuation is established and included in the allowance for loan losses.  The amount of impairment is determined by the difference between our recorded investment in the loan and estimated net realizable value of the underlying collateral on collateral dependent loans.

At March 31, 2009 and June 30, 2008, the Company had a gross investment in impaired loans of $6.0 million and $3.8 million, respectively.  Impaired loans at March 31, 2009 included $4.1 million of loans for which valuation allowances of $1.1 million had been established and $1.9 million of loans for which no valuation allowances were established.  At June 30, 2008, the Company had $3.0 million of impaired loans for which valuation allowances of $334,000 had been established and $885,000 of loans for which no valuation allowances were established. All valuation allowances are recorded as part of the total allowance for loan losses. For the three and nine months ended March 31, 2009, the Company’s average investment in impaired loans was $5.8 and $5.3 million, respectively.  For the three and nine months ended March 31, 2008, the Company’s average investment in impaired loans was $1.6 million and $1.3 million, respectively.

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal.  Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.  For the three and nine months ended March 31, 2009, income recorded on impaired loans totaled $18,000 and $52,000, respectively.  For the three and nine months ended March 31, 2008, income recorded on impaired loans totaled $8,000 and $32,000, respectively.  Interest income recorded on impaired loans for all periods presented were recorded on a cash basis.

Note 5 – Employee Stock Compensation

During January 2009, our Board of Directors granted 187,500 stock options to employees and directors of the Company.  These options were granted at an exercise price of $7.80 per share.  The options become exercisable in equal installments over a five-year period beginning one year from the date of grant and the options expire ten years from the date of grant.  As of March 31, 2009, the remaining vesting period is 4.8 years and the remaining contractual term is 9.8 years.

The fair value of each option is estimated on the grant date using the Black-Scholes model that applies the following assumptions: volatility based on the historical volatility of our stock is 33.11%; the expected term of seven years represents the period of time the options are expected to be outstanding; the risk-free interest rate of 1.80% is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options granted; and dividend yield of 5.64% is calculated using the anticipated dividend payout rate over the life of the option.  The fair value of options granted was $1.33 per share.

Compensation expense associated with these options was $8,000 for the three and nine months ended March 31, 2009 and the unrecognized compensation cost as of March 31, 2009 was $241,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often includes words like” “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof.  Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of K-Fed Bancorp and Kaiser Federal Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.  We caution readers not to place undue reliance on forward-looking statements.  The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Recent Developments

Troubled Asset Relief Program-Capital Purchase Program. On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the Secretary of the United States Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets.  One of the initiatives resulting from the Act is the Treasury’s Capital Purchase Program, which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions.  After careful consideration and given that the Bank is well capitalized and profitable with strong credit quality the Company elected not to apply for such funds.

Federal Deposit Insurance Corporation (“FDIC”) Coverage/Assessments.  The EESA temporarily increased the limit on FDIC coverage for deposits to $250,000 from $100,000 through December 31, 2009.  In addition, on October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  All eligible institutions were automatically enrolled in the program through December 5, 2008 at no cost.  Organizations that did not wish to participate in the TLGP needed to opt out by December 5, 2008.  After that time, participating entities will be charged fees.  One component of the TLGP provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009.  An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis.  The Company did not opt out and is participating in this component of the TLGP; however, as of March 31, 2009 the Company did not have any non-interest bearing transaction accounts in excess of $250,000.

The FDIC currently imposes an assessment against institutions for deposit insurance based on the risk category of the institution.  Federal law requires that the designated reserve ratio for the deposit insurance fund be establish by the FDIC at 1.15% to 1.50% of estimated insured deposits.  Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As a result of the reduced reserve ratio, on December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that would also alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. The Federal Deposit Insurance Corporation has indicated that it would reduce the special assessment 10 basis point if Congress expands the FDIC’s borrowing authority.  Future special assessments could also be assessed.

Federal Home Loan Bank (“FHLB”) Stock Dividends. On January 8, 2009 and on April 10, 2009, the FHLB of San Francisco announced that it will not pay a quarterly dividend and will not repurchase excess capital stock on the next regularly scheduled repurchase date.  FHLB dividends received by us for the three and nine months ended March 31, 2009 were $0 and $314,000, respectively.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008.

Assets. Cash and cash equivalents increased $18.5 million, or 36.0% to $69.7 million at March 31, 2009 from $51.2 million at June 30, 2008. We also invested $9.0 million in interest earning time deposits in other financial institutions during the period.  The increase in cash and interest earning time deposits was a result of an overall increase in liquidity due to increased deposits during the period.

Our investment portfolio decreased $4.2 million, or 26.0% to $11.9 million at March 31, 2009 from $16.0 million at June 30, 2008. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our gross loan portfolio increased by $10.7 million, or 1.4% to $756.1 million at March 31, 2009 from $745.4 million at June 30, 2008. One-to-four family real estate loans decreased $32.7 million, or 7.6% to $396.0 million at March 31, 2009 from $428.7 million at June 30, 2008.  Commercial real estate loans increased $5.8 million, or 5.0% to $121.6 million at March 31, 2009 from $115.8 million at June 30, 2008.  Multi-family loans increased $45.5 million, or 34.4% to $177.8 million at March 31, 2009 from $132.3 million at June 30, 2008.  Other loans which are comprised primarily of automobile loans decreased $7.9 million, or 11.6% to $60.7 million at March 31, 2009 from $68.6 million at June 30, 2008. Real estate loans comprised 92.0% of the total loan portfolio at March 31, 2009, compared with 90.8% at June 30, 2008. The decrease in one-to-four family loans and increase in multi-family loans was due to our ongoing focus on originating income producing property loans as a means of diversifying the loan portfolio.

Deposits. Total deposits increased $59.2 million or 12.0% to $554.3 million at March 31, 2009 from $495.1 million at June 30, 2008 as depositors look for the safety of banks with strong capital positions.  The change was comprised of increases of $23.1 million in money market accounts, $18.7 million in noninterest-bearing demand accounts, $15.5 million in certificates of deposit and $1.9 million in savings accounts.  The increase in money market and certificates of deposit accounts was a result of promotions for these types of accounts.

Borrowings. Advances from the FHLB of San Francisco decreased $28.0 million, or 11.9% to $207.0 million at March 31, 2009 from $235.0 million at June 30, 2008.  The decline was the result of scheduled advance repayments in August and October 2008 and was funded with available liquidity due to increased deposits.

Stockholders’ Equity. Stockholders’ equity increased $1.3 million, to $92.0 million at March 31, 2009 from $90.7 million at June 30, 2008 primarily as a result of $3.5 million in net income for the nine months ended March 31, 2009 and the allocation of ESOP shares, stock awards, and stock options earned totaling $856,000. This increase was offset in part by cash payments of $1.8 million for the repurchase of shares of common stock and $1.4 million in dividends ($0.33 per share) paid to stockholders of record for the nine months ended March 31, 2009, excluding shares held by K-Fed Mutual Holding Company which waved receipt of its dividend payments.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	For the three months ended March 31,
		2009 (1)			2008 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$750,189	$11,059	5.90%	$738,462	$10,948	5.93%
Securities(3)	12,903	146	4.53%	19,631	224	4.56%
Federal funds sold	26,568	13	0.20%	40,263	268	2.66%
Federal Home Loan Bank stock	12,649	—	0.00%	12,257	146	4.76%
Interest-earning deposits in other financial institutions	18,380	66	1.44%	—	—	—%
Total interest-earning assets	820,689	11,284	5.50%	810,613	11,586	5.72%
Noninterest earning assets	37,401			33,021
Total assets	$858,090			$843,634

INTEREST-BEARING LIABILITIES
Money market	$95,057	$412	1.73%	$74,833	$446	2.38%
Savings deposits	119,071	238	0.80%	120,037	402	1.34%
Certificates of deposit	262,251	2,495	3.81%	233,742	2,727	4.67%
Borrowings	232,009	2,333	4.02%	270,019	2,924	4.33%
Total interest-bearing liabilities	708,388	5,478	3.09%	698,631	6,499	3.72%
Noninterest bearing liabilities	57,922			51,372
Total liabilities	766,310			750,003
Equity	91,780			93,631
Total liabilities and equity	$858,090			$843,634
Net interest/spread		$5,806	2.41%		$5,087	2.00%

Margin(4)			2.83%			2.51%

Ratio of interest-earning assets to interest bearing liabilities	115.85%			116.03%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees and loss reserves.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

	For the nine months ended March 31,
		2009 (1)			2008 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$743,877	$32,678	5.86%	$720,826	$31,855	5.89%
Securities(3)	14,292	485	4.52%	26,328	882	4.47%
Federal funds sold	34,373	285	1.11%	24,823	598	3.21%
Federal Home Loan Bank stock	12,632	314	3.31%	10,952	398	4.85%
Interest-earning deposits in other financial institutions	11,707	140	1.59%	2,937	92	4.18%
Total interest-earning assets	816,881	33,902	5.53%	785,866	33,825	5.74%
Noninterest earning assets	36,671			32,937
Total assets	$853,552			$818,803

INTEREST-BEARING LIABILITIES
Money market	$89,211	$1,384	2.07%	$74,391	$1,484	2.66%
Savings deposits	120,494	874	0.97%	129,172	1,527	1.58%
Certificates of deposit	257,318	7,840	4.06%	238,916	8,482	4.73%
Borrowings	241,213	7,556	4.18%	238,525	7,955	4.45%
Total interest-bearing liabilities	708,236	17,654	3.32%	681,004	19,448	3.81%
Noninterest bearing liabilities	54,059			44,492
Total liabilities	762,295			725,496
Equity	91,257			93,307
Total liabilities and equity	$853,552			$818,803
Net interest/spread		$16,248	2.21%		$14,377	1.93%

Margin(4)			2.65%			2.44%

Ratio of interest-earning assets to interest bearing liabilities	115.34%			115.40%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees and loss reserves.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008.

General. Net income for the three months ended March 31, 2009 was $1.2 million, a decrease of $131,000 as compared to net income of $1.3 million for the three months ended March 31, 2008. Earnings per basic and diluted common share were $0.09 for the three months ended March 31, 2009 compared to $0.10 for the three months ended March 31, 2008.

Interest Income. Interest income decreased by $302,000 or 2.6%, to $11.3 million for the three months ended March 31, 2009 from $11.6 million for the three months ended March 31, 2008. The primary reasons for the decline in interest income were decreases in interest on securities, dividends on FHLB stock and interest on federal funds sold.

Interest income on securities decreased by $78,000 or 34.8%, to $146,000 for the three months ended March 31, 2009 from $224,000 for the three months ended March 31, 2008. The decrease was primarily attributable to a $6.7 million decrease in the average balance of investment securities from $19.6 million for the three months ended March 31, 2008 to $12.9 million for the three months ended March 31, 2009 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

On January 8, 2009, the FHLB of San Francisco announced that it would not pay a dividend for the fourth quarter of 2008.  Accordingly we received no dividends for the three months ended March 31, 2009 as compared to $146,000 for the three months ended March 31, 2008. On April 10, 2009 the FHLB of San Francisco announced that it will not pay a dividend for the first quarter of 2009 and will not repurchase excess capital stock on the next regularly scheduled repurchase date.

Other interest income decreased by $189,000 or 70.5% to $79,000 for the three months ended March 31, 2009 from $268,000 for the three months ended March 31, 2008. The decrease was a result of a 246 basis point decline in the average yield earned on federal funds sold from 2.66% for the three months ended March 31, 2008 to 0.20% for the three months ended March 31, 2009.  The yield earned on federal funds sold was impacted by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

Interest Expense. Interest expense decreased $1.0 million or 15.7% to $5.5 million for the three months ended March 31, 2009 from $6.5 million for the three months ended March 31, 2008. The decrease was primarily attributable to a 63 basis point decline in the average cost of interest bearing liabilities from 3.72% for the three months ended March 31, 2008 to 3.09% for the three months ended March 31, 2009 as a result of a general decline in interest rates during the period.  The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $9.8 million from $698.6 million for the three months ended March 31, 2008 to $708.4 million for the three months ended March 31, 2009.

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

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product and concentrations in geographic regions, interest only loans, stated income loans and loans with credit scores less than a specified amount. The company also reviewed the debt service coverage ratios and seasoning for income property loans. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

Our provision for loan losses increased to $660,000 for the three months ended March 31, 2009 compared to $200,000 for the three months ended March 31, 2008. The allowance for loan losses as a percent of total loans was 0.57% at March 31, 2009 as compared to 0.42% at March 31, 2008. Net charge-offs totaled $289,000 or 0.15% of average loans for the three months ended March 31, 2009 as compared to $25,000 or 0.01% of average loans for the three months ended March 31, 2008. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in loans that were reviewed for impairment. The increase in delinquencies was experienced primarily in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment in our market area.

The increase in non-performing loans has impacted the level of the allowance for loan losses at March 31, 2009.  Non-performing loans are assessed to determine impairment.  Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.   Accordingly the Company’s specific valuation allowance has increased from $334,000 at June 30, 2008 to $1.1 million at March 31, 2009.

Noninterest Income. Our noninterest income decreased $94,000, or 8.3% to $1.0 million for the three months ended March 31, 2009 compared to $1.1 million for the three months ended March 31, 2008. The decrease was primarily the result of a decrease in ATM activity and from non-sufficient funds service charges during the period.

Noninterest Expense. Our noninterest expense increased $290,000, or 7.4% to $4.2 million for the three months ended March 31, 2009 compared to $3.9 million for the three months ended March 31, 2008. The increase was primarily due to a $124,000 increase in ATM expense and a $156,000 increase in other operating expense.

ATM expense increased $124,000, or 38.0% to $450,000 for the three months ended March 31, 2009 from $326,000 for the three months ended March 31, 2008. The increase in ATM expense was primarily due to ATM installations, one-time communication capacity expense, and an increase in ATM fraud losses of $45,000.

Other operating expense increased $156,000, or 37.1% to $576,000 for the three months ended March 31, 2009 from $420,000 for the three months ended March 31, 2008. The increase was primarily attributable to the FDIC imposing additional deposit insurance premium assessments.

Income Tax Expense. Income tax expense was relatively unchanged at $772,000 for the three months ended March 31, 2009 as compared to $766,000 for the three months ended March 31, 2008. The effective tax rate was 39.3% and 36.6% for the three months ended March 31, 2009 and 2008, respectively.  The increase in the effective tax rate was attributable to an increase in non-deductible expense related to stock options and stock awards.

Comparison of Results of Operations for the Nine Months Ended March 31, 2009 and March 31, 2008.

General. Net income for the nine months ended March 31, 2009 was $3.5 million, an increase of $809,000 as compared to net income of $2.7 million for the nine months ended March 31, 2008. Earnings per basic and diluted common share were $0.27 for the nine months ended March 31, 2009 compared to $0.20 for the nine months ended March 31, 2008. Net income for the nine months ended March 31, 2008 included $1.3 million in stock offering costs.  The recognition of these expenses resulted in a decline of $0.05 per share in basic and diluted earnings per share for the nine months ended March 31, 2008. Excluding the effect of the stock offering costs, the increase in net income was primarily the result of increased net interest income resulting from a lower cost of funds.

Interest Income. Interest income increased by $77,000, or 0.23%, to $33.9 million for the nine months ended March 31, 2009 from $33.8 million for the nine months ended March 31, 2008. Interest and fees on loans increased $823,000, or 2.58%, to $32.7 million for the nine months ended March 31, 2009 from $31.9 million for the nine months ended March 31, 2008. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $23.1 million or 3.20%, from $720.8 million for the nine months ended March 31, 2008 to $743.9 million for the nine months ended March 31, 2009.  The increase in interest and fees on loans was partially offset by the decrease in interest on securities and other interest income.

Interest income on securities decreased by $397,000, or 45.0%, to $485,000 for the nine months ended March 31, 2009 from $882,000 for the nine months ended March 31, 2008. The decrease was attributable to a $12.0 million decrease in the average balance of investment securities from $26.3 million for the nine months ended March 31, 2008 to $14.3 million for the nine months ended March 31, 2009 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Other interest income decreased by $265,000 or 38.4% to $425,000 for the nine months ended March 31, 2009 from $690,000 for the nine months ended March 31, 2008. The decrease was a result of a 210 basis point decline in the average yield earned on federal funds sold from 3.21% for the nine months ended March 31, 2008 to 1.11% for the nine months ended March 31, 2009.  The yield earned on federal funds sold was impacted by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

Interest Expense. Interest expense decreased $1.8 million, or 9.2% to $17.7 million for the nine months ended March 31, 2009 compared to $19.4 million for the nine months ended March 31, 2008. The decrease was primarily attributable to a 49 basis point decline in the average cost of interest bearing liabilities from 3.81% for the nine months ended March 31, 2008 to 3.32% for the nine months ended March 31, 2009 as a result of a general decline in interest rates during the period. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $27.2 million from $681.0 million for the nine months ended March 31, 2008 to $708.2 million for the nine months ended March 31, 2009.

Provision for Loan Losses. Our provision for loan losses increased to $2.0 million for the nine months ended March 31, 2009 compared to $551,000 for the nine months ended March 31, 2008. Net charge-offs totaled $933,000 or 0.17% of average loans for the nine months ended March 31, 2009 as compared to $299,000 or 0.06% of average loans for the nine months ended March 31, 2008. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in loans that were reviewed for impairment. The increase in delinquencies was experienced primarily in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment.

Noninterest Income. Our noninterest income increased $214,000, or 6.7% to $3.4 million for the nine months ended March 31, 2009 compared to $3.2 million for the nine months ended March 31, 2008. The increase was primarily the result of increased customer service charges and fees due to increased customer activity coupled with an increase in ATM surcharge fees for non-customers.

Noninterest Expense. Our noninterest expense decreased $740,000, or 5.8% to $12.1 million for the nine months ended March 31, 2009 compared to $12.9 million for the nine months ended March 31, 2008.  The decrease resulted from the recognition of $1.3 million in expenses relating to the cancellation of the stock offering in November 2007.  Excluding the stock offering costs, noninterest expense increased $539,000 due to increases in ATM expense and other operating expense.

ATM expense increased $220,000, or 23.1% to $1.2 million for the nine months ended March 31, 2009 from $1.0 million for the nine months ended March 31, 2008. The increase in ATM expense was primarily due to ATM installations, one-time communication capacity expense, and an increase in ATM fraud losses of $46,000 during the period.

Other operating expense increased $197,000, or 14.7% to $1.5 million for the nine months ended March 31, 2009 from $1.3 million for the nine months ended March 31, 2008. The increase was primarily attributable to the FDIC imposing additional deposit insurance premium assessments.

Income Tax Expense. Income tax expense increased $560,000 to $2.0 million for the nine months ended March 31, 2009 compared to $1.5 million for the nine months ended March 31, 2008. This increase was primarily the result of higher pre-tax income of $5.5 million for the nine months ended March 31, 2009 compared to $4.2 million for the nine months ended March 31, 2008. The effective tax rate was 36.3% and 34.8% for the nine months ended March 31, 2009 and 2008, respectively.  The increase in the effective tax rate was attributable to an increase in non-deductible expense related to stock options and stock awards.

Asset Quality

Asset quality continues to remain strong despite the continued deterioration in the housing market and weakened economy as evidenced by non-accrual and delinquency ratios that are significantly below industry averages.  This has been accomplished through our conservative and disciplined lending practices including our strict adherence to a long standing disciplined credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, the Bank fully underwrites all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase.

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At March 31, 2009
Real estate loans:
One-to-four family	4	$1,705	9	$3,884	13	$5,589
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	4	38	5	57	9	95
Home equity	—	—	—	—	—	—
Other	3	5	5	6	8	11
Total loans	11	$1,748	19	$3,947	30	$5,695

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

At June 30, 2007
Real estate loans:
One-to-four family	—	$—	2	$1,115	2	$1,115
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

As expected, based on the weakened economy and continued decline in the housing market, the one-to-four family mortgage loan portfolio has shown increased delinquency.  Delinquent loans 60 days or more increased to $5.7 million or 0.75% of total loans at March 31, 2009 from $1.9 million or 0.26% of total loans at June 30, 2008.

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  At March 31, 2009, we had $1.7 million of troubled debt restructurings (loans for which a concession has been granted due to the debtor’s financial difficulties) that are included in non-accrual loans in the following table.

Other real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.

	At March 31,	At June 30,	At June 30,
	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$4,284	$1,583	$1,115
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	57	132	19
Home equity	—	—	—
Other	6	15	7
Troubled debt restructuring:
One-to-four family	1,480	—	—
Commercial	—	—	—
Multi-family	236	—	—
Total non-accrual loans	6,063	1,730	1,141

Other real estate owned and repossessed assets:
Real estate loans:
One-to-four family	781	1,045	238
Commercial	—	—	—
Multi-family	—	—	—
Other loans:
Automobile	55	161	74
Home equity	—	—	—
Other	—	—	—
Total other real estate owned and repossessed assets	836	1,206	312

Total non-performing assets	$6,899	$2,936	$1,453

Non-performing loans to total loans (1)	0.80%	0.23%	0.16%

Non-performing assets to total assets	0.78%	0.35%	0.18%

(1) Total loans are net of deferred fees and costs

The increase in non-performing loans was a result of the increased delinquency in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment in our market area. The increase in non-performing loans has impacted our determination of the allowance for loan losses at March 31, 2009.  Non-performing loans are assessed to determine impairment.  Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.   Accordingly the Company’s specific valuation allowance has increased from $334,000 at June 30, 2008 to $1.1 million at March 31, 2009.

Changes in asset quality were considered in the allowance for loan losses based on a detailed analysis of loans, including delinquent loans. Each delinquent loan was evaluated for impairment based on the loan balance, the borrower’s ability to pay and collateral value. The other factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product and concentrations in (1) geographic regions, (2) interest only loans, (3) stated income loans and (4) loans with credit scores less than a specified amount. The Company also reviewed the debt service coverage ratios and seasoning for income property loans.  The Company has not changed its estimation methods or assumptions related to the allowance for loan losses during the periods presented.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits as well as interest earning time deposits in other financial institutions. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2009, total approved loan commitments amounted to $6.0 million, which included the unfunded portion of loans of $3.1 million.

Certificates of deposit, State of California time deposits, and advances from the FHLB of San Francisco scheduled to mature in one year or less at March 31, 2009, totaled $149.9 million, $25.0 million and $60.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2009, we had available additional advances from the FHLB of San Francisco in the amount of $123.9 million.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at March 31, 2009 and June 30, 2008. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.
	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$78,633	13.21%	$47,615	8.00%	$59,518	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	75,476	12.68	23,807	4.00	35,711	6.00
Tier 1 (core) capital (to adjusted tangible assets)	75,476	8.65	34,902	4.00	43,628	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$73,811	12.93%	$45,661	8.00%	$57,077	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	70,666	12.38	22,831	4.00	34,246	6.00
Tier 1 (core) capital (to adjusted tangible assets)	70,666	8.45	33,433	4.00	41,791	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards.  At March 31, 2009, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The OTS provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the OTS by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at December 31, 2008 which is the latest information available that would occur upon an immediate change in interest rates based on OTS assumptions but without giving effect to any steps that management might take to counteract that change.

	December 31, 2008
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$67,423	$(20,513)	(23)%	8.24%	(201	)bp
+200 bp	78,754	(9,182)	(10)	9.43	(82)
+100 bp	85,789	(2,147)	(2)	10.11	(14)
0 bp	87,936	—	—	10.25	—
-100 bp	82,410	(5,526)	(6)	9.60	(65)

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008 and as supplemented by later Form 10-Q filings.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/08 – 07/31/08	41,469	$10.87	508,788	—
08/1/08 – 08/31/08	—	—	—	228,354
09/1/08 – 09/30/08	14,024	9.96	14,024	214,330
10/1/08 – 10/31/08	—	—	—	214,330
11/1/08 – 11/30/08	14,536	8.14	28,560	199,794
12/1/08 – 12/31/08	75	7.41	28,635	199,719
01/1/09 – 01/31/09	15,150	8.04	43,785	184,569
02/1/09 – 02/28/09	46,983	7.56	90,768	137,586
03/1/09 – 03/31/09	37,956	7.68	128,724	99,630

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

K-FED BANCORP

Dated: May 4, 2009
                                     BY: /s/ K. M. Hoveland
                                            K. M. Hoveland
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

Date: May 4, 2009                                                                                                                    /s/ K. M. Hoveland
                           K. M. Hoveland
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

Date:  May 4, 2009                                                                                                                     /s/ Dustin Luton
                             Dustin Luton
                             Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kay M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 4, 2009                                                                                                               /s/ K. M. Hoveland
                              K. M. Hoveland
                              Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of K-Fed Bancorp (the “Company”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this quarterly report on Form 10-Q that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 4, 2009                                                                                                               /s/ Dustin Luton
                              Dustin Luton
                              Chief Financial Officer