Form 10-K
period 2009-06-30
K-FED BANCORP
filed 2009-09-08
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                        (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2009

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity as of August 31, 2009 was $33.8 million. There were 13,304,588 shares of the registrant’s common stock, $.01 par value per share, outstanding at August 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

K-FED BANCORP
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2009

Part I.

Item 1. Business.

General

K-Fed Bancorp (the “Company”) is a federally-chartered stock corporation that was formed in July 2003 as a wholly-owned subsidiary of K-Fed Mutual Holding Company, a federally-chartered mutual holding company, in connection with the mutual holding company reorganization of Kaiser Federal Bank (the “Bank”), a federally chartered stock savings association. Upon completion of the mutual holding company reorganization in July 2003, the Company acquired all of the capital stock of the Bank. On March 30, 2004, the Company completed a minority stock offering in which it sold 5,686,750 shares, or 39.09%, of its outstanding common stock to eligible depositors of the Bank and the Bank’s Employee Stock Ownership Plan in a subscription offering. The remaining 8,861,750 outstanding shares of the Company’s common stock are owned by K-Fed Mutual Holding Company. At June 30, 2009, K-Fed Mutual Holding Company owned 66.6% of the outstanding shares of common stock of the Company, with the remaining 33.4% held by public stockholders.

K-Fed Mutual Holding Company, the Company, and the Bank are subject to regulation by the Office of Thrift Supervision (the “OTS”). K-Fed Mutual Holding Company’s principal assets are its investment in K-Fed Bancorp. So long as K-Fed Mutual Holding Company is in existence, it will at all times own at least a majority of the outstanding common stock of K-Fed Bancorp.

At June 30, 2009, K-Fed Bancorp had total consolidated assets of $895.1 million, net loans of $746.9 million, deposits of $566.2 million and stockholders’ equity of $92.6 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We are headquartered in Covina, California, with branches or financial service centers in Pasadena, Covina, Bellflower, Harbor City, Los Angeles and Panorama City to serve Los Angeles County, financial service centers in Fontana and Riverside to serve San Bernardino and Riverside Counties, and one financial service center in Santa Clara to serve Santa Clara County. Financial service centers provide all of the services as our full service branches except they do not disburse cash; however, there is an on-site ATM that dispenses cash.

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

After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings association known as Kaiser Federal Bank which serves the general public as well as Kaiser Permanente employees. Kaiser Federal Bank reorganized into the mutual holding company structure in 2003 and became the wholly owned subsidiary of K-Fed Bancorp.

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

Available Information

Our Internet address is www.k-fed.com. We make available free of charge, through our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). All SEC filings of the Company are also available at the SEC’s website, www.sec.gov.

Market Area

The financial services sector of the United States economy continues to experience a declining economic environment.  Economic conditions continued to weaken both nationally and in our market area of California.  Over the past year, with the tightening of credit standards, there has been an imbalance between the number of homes available for sale and the demand from qualified borrowers, creating significant downward pressure on home prices.  California, in particular, experienced significant declines in real estate values and increasing unemployment rates as compared to the national average.

Future growth opportunities will be influenced by the stability of the regional economy and other trends within California, including housing market conditions.  Unemployment rates in California increased to 11.6% at June 30, 2009 from 7.0% at June 30, 2008.  This compares to an increase in the national unemployment rate to 9.5% at June 30, 2009 from 5.6% at June 30, 2008.  The S&P/Case-Shiller Home Price Index for the Los Angeles Metropolitan Area, where most of our lending activity occurs, declined by approximately 18% in fiscal 2009 and 25% in fiscal 2008.  This compares to the S&P/Case-Shiller U.S. National Home Price Index decline of approximately 15% in both fiscal 2009 and fiscal 2008.  Despite the weakened employment conditions, reduced home sales prices supported a strong volume of existing home sales in California during the fiscal year.  During the 12 months ending June 2009, the California Association of Realtors reported the number of existing homes sold in the state increased 65%.  Foreclosures accounted for 50% of these existing home sales, up from 40% in 2008.  Sales of new homes remained extremely weak.

In response to declining new home sales, builders have continued to reduce the pace of new construction, as measured by the number of building permits issued.  According to the U.S. Census Bureau, one-to-four family and multi-family building permits have declined significantly in the past two years, both nationally and in California.  On a national level, one-to-four family building permits declined 41% in fiscal 2008 and 39% in fiscal 2009.  This compares to one-to-four family building permits in California declining 54% in fiscal 2008 and 38% in fiscal 2009.  Multi-family building permits declined 1% in fiscal 2008 and 69% in fiscal 2009 on a national level.  This compares to multi-family building permits in California declining 4% in fiscal 2008 and 74% in fiscal 2009.  The California housing market has been impacted by the decline in building permits over the past several years.

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

Lending Activities

General. Historically, we originated and purchased first lien one-to-four family real estate loans. The Bank, however, has not purchased any one-to-four family real estate loans since June 2007 as the Bank has focused its efforts on originating multi-family residential loans. We also originate commercial real estate and consumer loans, primarily automobile loans. Our loans carry either a fixed or an adjustable rate of interest.  We do not offer adjustable rate loans where the initial rate is below the otherwise applicable index rate (i.e., teaser rates). Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. Consumer loans are generally short term and amortize monthly or have interest payable monthly.  We also have loans in our portfolio that only require interest payments on a monthly basis. At June 30, 2009, our net loan portfolio totaled $746.9 million, which constituted 83.4% of our total assets. We underwrite each purchased loan in accordance with our underwriting standards. The majority of the loans that we purchased were acquired with servicing retained by the seller to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs. We generally purchased these loans without recourse against the seller.

At June 30, 2009, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $12.0 million, or 15% of the Bank’s unimpaired capital. At June 30, 2009, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2009 were as follows:  (1) three loans to an individual totaling $7.7 million, secured by a multi-tenant medical office building and two multi-family dwellings; (2) seven loans to an individual for $7.6 million secured by seven multi-family dwellings ranging from eight to 50 units; (3) three loans to an individual for $6.9 million secured by a single tenant retail building, a single tenant supermarket building and a 15 tenant mixed use office building;  (4) two loans to an individual for $6.6 million secured by a 16 tenant medical office building and a 54 unit multi-family dwelling; and (5) two loans to an individual for $5.8 million secured by a single tenant industrial building and a single tenant office building.  All of the loans noted in the above relationships were performing in accordance with their terms as of June 30, 2009.

The following table presents information concerning the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One-to-four family	$377,230	50.22%	$428,727	57.51%	$469,459	66.88%	$437,024	68.63%	$372,134	69.04%
Multi-family	196,575	26.17	132,290	17.75	88,112	12.55	89,220	14.01	87,650	16.26
Commercial	121,143	16.13	115,831	15.54	77,821	11.09	58,845	9.24	32,383	6.01
Total real estate loans	694,948	92.52	676,848	90.80	635,392	90.52	585,089	91.88	492,167	91.31

Other loans
Consumer:
Automobile	41,798	5.56	52,299	7.01	53,100	7.56	41,572	6.53	38,613	7.16
Home equity	1,299	0.17	1,405	0.19	1,446	0.21	1,787	0.28	601	0.11
Other	13,119	1.75	14,883	2.00	12,024	1.71	8,374	1.31	7,644	1.42
Total other loans	56,216	7.48	68,587	9.20	66,570	9.48	51,733	8.12	46,858	8.69

Total loans	751,164	100.00%	745,435	100.00%	701,962	100.00%	636,822	100.00%	539,025	100.00%

Less:
Net deferred loan origination costs (fees)	376		33		(134)		(202)		(32)
Net (discount) premium on purchased loans	(79)		(48)		120		195		982
Allowance for loan losses	(4,586)		(3,229)		(2,805)		(2,722)		(2,408)
Total loans receivable, net	$746,875		$742,191		$699,143		$634,093		$537,567

The following table shows the composition of the loan portfolio by fixed and adjustable rate at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED RATE	(Dollars in thousands)
Real Estate
One-to-four family	$303,287	40.38%	$335,453	45.00%	$348,798	49.69%	$258,918	40.66%	$133,854	24.83%
Multi-family	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—
Total real estate loans	303,287	40.38	335,453	45.00	348,798	49.69	258,918	40.66	133,854	24.83

Other loans
Consumer:
Automobile	41,798	5.56	52,299	7.02	53,100	7.56	41,572	6.53	38,613	7.16
Other	12,265	1.63	13,991	1.87	11,115	1.58	7,424	1.17	6,666	1.24
Total other loans	54,063	7.19	66,290	8.89	64,215	9.14	48,996	7.70	45,279	8.40
Total fixed rate loans	357,350	47.57	401,743	53.89	413,013	58.83	307,914	48.36	179,133	33.23

ADJUSTABLE RATE
Real Estate
One-to-four family	73,943	9.84	93,274	12.51	120,661	17.19	178,106	27.96	238,280	44.21
Multi-family	196,575	26.17	132,290	17.75	88,112	12.55	89,220	14.01	87,650	16.26
Commercial	121,143	16.13	115,831	15.54	77,821	11.09	58,845	9.24	32,383	6.01
Total real estate loans	391,661	52.14	341,395	45.80	286,594	40.83	326,171	51.21	358,313	66.48

Other loans
Consumer:
Home equity	1,299	0.17	1,405	0.19	1,446	0.21	1,787	0.28	601	0.11
Other	854	0.12	892	0.12	909	0.13	950	0.15	978	0.18
Total other loans	2,153	0.29	2,297	0.31	2,355	0.34	2,737	0.43	1,579	0.29
Total adjustable rate loans	393,814	52.43	343,692	46.11	288,949	41.17	328,908	51.64	359,892	66.77
Total loans	751,164	100.00%	745,435	100.00%	701,962	100.00%	636,822	100.00%	539,025	100.00%
Less:
Net deferred loan originations costs(fees)	376		33		(134)		(202)		(32)
Net (discounts) premium on purchasedloans	(79)		(48)		120		195		982
Allowance for loan losses	(4,586)		(3,229)		(2,805)		(2,722)		(2,408)
Total loans receivable, net	$746,875		$742,191		$699,143		$634,093		$537,567

Loan Maturity. The following schedule illustrates certain information at June 30, 2009 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One-to-four family	Multi-family	Commercial	Automobile	Home Equity	Other	Total
	(In thousands)
At June 30, 2009
Within (1) year (1)	$—	$235	$—	$682	$1,299	$3,441	$5,657

After 1 year:
After 1 year through 3 years	302	—	244	17,924	—	930	19,400
After 3 year through 5 years	836	35	9,247	23,033	—	1,488	34,639
After 5 year through 10 years	30,401	19,367	110,542	159	—	7,260	167,729
After 10 year through 15 years	23,882	155,512	1,110	—	—	—	180,504
After 15 years	321,809	21,426	—	—	—	—	343,235
Total due after 1 year	377,230	196,340	121,143	41,116	—	9,678	745,507
Total	$377,230	$196,575	$121,143	$41,798	$1,299	$13,119	$751,164

(1) Includes demand loans and loans that have no stated maturity.

The following table sets forth the dollar amount of all loans due after June 30, 2010, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2010
	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans
One-to-four family	$303,287	$73,943	$377,230
Multi-family	─	196,340	196,340
Commercial	─	121,143	121,143
Real estate loans due after June 30, 2010	303,287	391,426	694,713

Other Loans
Consumer
Automobile	41,116	─	41,116
Home equity	─	─	─
Other loans	9,678	─	9,678
Other loans due after June 30, 2010	50,794	─	50,794
Total loans due after June 30, 2010	$354,081	$391,426	$745,507

One-to-Four Family Residential Lending. At June 30, 2009, our first lien one-to-four family residential mortgage loans totaled $377.2 million, or 50.2%, of our gross loan portfolio. We generally underwrite our one-to-four family loans based on the applicant’s employment, credit history and the appraised value of the subject property. With respect to purchased loans, we underwrite each loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price of the subject property for one-to-four family residential loans. Properties securing our one-to-four family loans are appraised by independent state licensed fee appraisers approved by our board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

We currently originate one-to-four family mortgage loans on a fixed rate and adjustable rate basis. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs. Adjustable rate loans are tied to indices based on the one year London Inter Bank Offering Rate and U.S. Treasury securities adjusted to a constant maturity of one year. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the applicable index. Our one-to-four family mortgage loans are structured with a thirty year maturity and with amortizations up to a 30-year period. All of our one-to-four family loans are secured by properties located in California. All our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  At June 30, 2009, our one-to-four family adjustable rate mortgage loan portfolio totaled $73.9 million, or 9.8% of our gross loan portfolio. At that date, the fixed rate one-to-four family mortgage loan portfolio totaled $303.3 million, or 40.4% of the Company’s gross loan portfolio.  Included in non-accrual loans at June 30, 2009 were $3.1 million in adjustable rate one-to-four family mortgage loans and $5.5 million in fixed rate one-to-four family mortgage loans.

In addition, the Company has purchased and originated interest-only one-to-four family mortgage loans. One-to-four family interest-only mortgage loans have decreased by $31.9 million, or 34.8% to $59.7 million at June 30, 2009 from $91.6 million at June 30, 2008. The Company has also purchased loans underwritten based upon stated income. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. One-to-four family stated income mortgage loans have decreased by $12.9 million, or 12.0% to $94.3 million at June 30, 2009 from $107.2 million at June 30, 2008. As of June 30, 2009, $66.5 million of stated income mortgage loans were fixed rate loans and $27.8 million were adjustable rate loans.  Included in non-accrual loans at June 30, 2009 are $4.9 million in one-to-four family loans that were interest-only or stated income loans.  We have no plans to increase the number of interest-only or stated income loans held in our loan portfolio at this time.

In 2005, we began to underwrite interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the rate that would apply upon the first interest rate adjustment.  An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term.  By imposing these additional underwriting standards we believe these loans should not present greater risk than other loans in our one-to-four family loan portfolio.

The following table describes certain risk characteristics of the Company’s one-to-four family nonconforming mortgage loans held for investment as of June 30, 2009 and 2008:

	Outstanding Balance	Weighted-Average Original Credit Score(1)	Weighted Average Original LTV(2)	Weighted-Average Seasoning(3)
	(Dollars in thousands)
June 30, 2009
Interest-only(4)	$59,741	736	76.25%	3.46 years
Stated income(4) (5)	94,263	738	71.84%	4.34 years
Credit score less than or equal to 660	27,766	641	71.23%	4.05 years

June 30, 2008
Interest-only(4)	$91,550	737	71.36%	3.01 years
Stated income(4) (5)	107,224	739	66.66%	3.36 years
Credit score less than or equal to 660	30,914	641	69.48%	3.13 years

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)	At June 30, 2009 and 2008 there are $16.8 million and $37.0 million in loans that are both stated income and interest-only.
(5)
Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.

Multi-Family Residential Lending. We also offer multi-family residential loans. These loans are secured by real estate located in our primary market area. At June 30, 2009, multi-family residential loans totaled $196.6 million, or 26.2%, of our gross loan portfolio.

Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. Our adjustable rate loans carry an initial fixed rate of interest for one, three, five or seven years which then convert to an interest rate that is adjusted annually based upon the applicable index. Presently, we lend up to 80% of the lesser of the appraised value or purchase price of multi-family residential real estate. These loans require monthly payments, amortize over a period of up to thirty years and have maximum maturity of thirty years and carry prepayment penalties. These loans are secured by properties located in California. We originate these loans through our loan officers.

Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals and secondary review appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by our Board of Directors. See “- Loan Originations, Purchases, Sales and Repayments.”

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information.  Included in non-accrual loans at June 30, 2009 were $235,000 of multi-family real estate loans.  See “- Asset Quality - Non-Performing Assets.”

Commercial Real Estate Lending. We also offer commercial real estate loans. These loans are secured primarily by small retail establishments, small industrial warehouse buildings and small office buildings located in our primary market area and are both owner and non-owner occupied.  We originate commercial real estate loans through our own staff.  Generally, we do not purchase commercial real estate loans. At June 30, 2009, commercial real estate loans totaled $121.1 million, or 16.1% of our gross loan portfolio, of which $27.0 million or 22.2% of this portfolio was to borrowers who occupy the property.

We originate only adjustable rate commercial real estate loans. The interest rate on these loans is tied to a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Presently, we lend up to 75% of the lesser of the appraised value or purchase price for the commercial real estate. These loans require monthly payments, amortize up to thirty years, have maturities of up to fifteen years and carry prepayment penalties.

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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information.  There were no commercial real estate loans on non-accrual at June 30, 2009. See “- Asset Quality - Non-Performing Loans.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used automobile loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. At June 30, 2009, our consumer loan portfolio, exclusive of automobile loans, totaled $14.4 million, or 1.9%, of our gross loan portfolio.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $41.8 million, or 5.6%, of our gross loan portfolio at June 30, 2009. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles (with an age limit of eight years) and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 100% of the manufacturer’s suggested retail price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

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

Our primary focus when originating automobile loans is on the ability of the borrower to repay the loan rather than the value of the underlying collateral.  The amount financed by us is generally up to the manufacturer’s suggested retail price of the financed vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts obtained through the bank in connection with the vehicle.

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

While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. In prior years, we have also purchased real estate whole loans as well as participation interests in real estate loans. However, we have not purchased any loans since June 2007. At June 30, 2009, our real estate loan portfolio totaled $694.9 million or 92.5% of the gross loan portfolio. Purchased real estate loans at June 30, 2009 totaled $291.1 million, or 38.8% of the gross loan portfolio.  At June 30, 2008, our real estate loan portfolio totaled $676.8 million or 90.8% of the gross loan portfolio. Purchased real estate loans at June 30, 2008 totaled $351.6 million, or 47.2% of the gross loan portfolio.

The following table shows the loan originations, purchases, sales and repayment activities for the years indicated.

	Year ended June 30,
	2009		2008	2007
		(In thousands)
Originations by type:
Adjustable rate:
Real estate:
One-to-four family	$	─	$4,491	$2,399
Multi-family		76,495	59,548	13,740
Commercial		13,664	53,108	23,432
Other:
Other consumer		─	185	3,542
Total adjustable rate		90,159	117,332	43,113

Fixed rate:
Real estate:
One-to-four family		7,777	14,749	20,574
Other:
Consumer automobile		12,395	24,960	35,654
Other consumer		11,264	13,569	11,841
Total fixed rate		31,436	53,278	68,069
Total loans originated		121,595	170,610	111,182

Purchases:
Adjustable rate:
Real estate:
One-to-four family		─	─	─
Multi-family		─	─	─
Commercial		─	─	─
Total adjustable rate		─	─	─

Fixed rate:
Real estate- one-to-four family		─	─	109,830
Total fixed rate		─	─	109,830
Total loans purchased		─	─	109,830

Sales and repayments:
Sales and loan participations sold		─	─	─
Principal repayments		115,866	127,137	155,872
Total reductions		115,866	127,137	155,872
Decrease in other items, net		(1,045)	(425)	(90)
Net increase		$4,684	$43,048	$65,050

Asset Quality

Asset quality remains strong despite the continued deterioration in the housing market and weakened economy as evidenced by non-accrual and delinquency ratios that are significantly below industry averages. This has been accomplished through our conservative and disciplined lending practices, including our strict adherence to a long standing disciplined credit culture that emphasizes the consistent application of underwriting standards to all loans.  In this regard, the Bank fully underwrites all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase. The following underwriting guidelines have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

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

At June 30, 2009, one-to-four family residential mortgage loans totaled $377.2 million, or 50.2%, of our gross loan portfolio of which $303.3 million were fixed rate and $73.9 million were adjustable rate loans.  Adjustable rate mortgages generally pose different credit risks than fixed rate mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Included in non-accrual loans at June 30, 2009 were $3.1 million in adjustable rate one-to-four family loans and $5.5 million in fixed rate one-to-four family loans.  Overall this represents 2.3% of the one-to-four family residential mortgage loan portfolio.

For one-to-four family residential, multi-family and commercial real estate loans serviced by the Bank, a delinquency notice is sent to the borrower when the loan is eight days past due. When the loan is twenty days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes thirty days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to ten days to bring the account current. Once the loan becomes sixty days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will turn over the account to the deed of trust trustee with instructions to initiate foreclosure.  Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. However, we track each purchased loan individually to ensure full payments are received as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our servicing officer, which are included in the month-end delinquent real estate report to management.

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

At June 30, 2007
Real estate loans:
One-to-four family	—	$—	2	$1,115	2	$1,115
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

At June 30, 2006
Real estate loans:
One-to-four family	2	$383	—	$—	2	$383
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	8	108	7	57	15	165
Home equity	—	—	—	—	—	—
Other	3	3	6	10	9	13
Total loans	13	$494	13	$67	26	$561

At June 30, 2005
Real estate loans:
One-to-four family	—	$—	2	$757	2	$757
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	6	50	2	28	8	78
Home equity	—	—	—	—	—	—
Other	10	10	1	2	11	12
Total loans	16	$60	5	$787	21	$847

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  At June 30, 2009, we had $2.1 million of troubled debt restructurings (loans for which a concession has been granted due to the debtor’s financial difficulties) that are included in non-accrual loans in the following table.

Other real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans.   At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$6,766	$1,583	$1,115	$—	$757
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans:
Automobile	—	132	19	57	28
Home Equity	—	—	—	—	—
Other	11	15	7	10	2
Troubled debt restructuring:
One-to-four family	1,859	—	—	—	—
Multi-family	235	—	—	—	—
Commercial	—	—	—	—	—
Total non-accrual loans	8,871	1,730	1,141	67	787

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	496	1,045	238	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Other:
Automobile	3	161	74	69	35
Home equity	—	—	—	—	—
Other	—	—	—	—	—
Total other real estate owned and repossessed assets	499	1,206	312	69	35

Total non-performing assets	$9,370	$2,936	$1,453	$136	$822
Ratios:
Non-performing loans to total loans (1)	1.18%	0.23%	0.16%	0.01%	0.15%

Non-performing assets to total assets	1.05%	0.35%	0.18%	0.02%	0.13%

Non-accrued interest (2)	$170	$49	$17	$1	$25

(1) Total loans are net of deferred fees and costs
(2) If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

The increase in non-performing loans was a result of the increased delinquency in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment in our market area.  The increase in non-performing loans has impacted our determination of the allowance for loan losses at June 30, 2009.  Non-performing loans are assessed to determine impairment.  Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.  Accordingly the Company’s specific valuation allowance has increased from $334,000 at June 30, 2008 to $1.2 million at June 30, 2009.

Changes in asset quality were considered in the allowance for loan losses based on a detailed analysis of loans, including delinquent loans. Each delinquent loan was evaluated for impairment based on the loan balance, the borrower’s ability to pay and collateral value. The other factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product and concentrations in (1) geographic regions, (2) interest-only loans, (3) stated income loans and (4) loans with credit scores less than a specified amount. The Company also reviewed the debt service coverage ratios and seasoning for income property loans.  The Company has not changed its estimation methods or assumptions related to the allowance for loan losses during the periods presented.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”), which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 23.15% of our equity capital and 2.39% of our total assets at June 30, 2009, as compared to 10.4% of our equity capital and 1.11% of our total assets at June 30, 2008.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2009	2008	2007
	(In thousands)
Classified and Special Mention Assets:
Loss	$20	$84	$58
Doubtful	126	460	670
Substandard	13,964	3,519	2,010
Special Mention	7,316	5,335	3,495
Total	$21,426	$9,398	$6,233

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

The loss ratio analysis component of the allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product and concentrations in geographic regions, interest-only loans, stated income loans and loans with credit scores less than a specified amount. The company also reviewed the debt service coverage ratios and seasoning for income property loans. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Management also evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For all specifically reviewed loans for which it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement, we determine impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation; their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the OTS and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

  Our provision for loan losses increased to $2.6 million for the year ended June 30, 2009 compared to $962,000 for the prior year. The allowance for loan losses as a percent of total loans was 0.61% at June 30, 2009 as compared to 0.43% at June 30, 2008. Net charge-offs totaled $1.2 million or 0.16% of average loans for the year ended June 30, 2009 as compared to $538,000 or 0.07% of average loans for the year ended June 30, 2008. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in loans that were reviewed for impairment. The increase in delinquencies was experienced primarily in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment in our market area.

The increase in non-performing loans has impacted the level of the allowance for loan losses at June 30, 2009.  Non-performing loans are assessed to determine impairment.  Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.   Accordingly the Company’s specific valuation allowance has increased from $334,000 at June 30, 2008 to $1.2 million at June 30, 2009.

The following sets forth an analysis of our allowance for loan losses.

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$3,229	$2,805	$2,722	$2,408	$2,328

Charge-offs:
One-to-four family real estate	860	70	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	110	—	—	—
Consumer – automobile	487	646	676	547	500
Consumer – other	141	80	92	33	48
Total Charge-offs	1,488	906	768	580	548
Recoveries:
One-to-four family real estate	—	—	—	—	—
Multi-family real estate	—	27	—	—	—
Commercial real estate	—	—	—	—	—
Consumer – automobile	227	304	312	234	203
Consumer – other	32	37	10	8	19
Total Recoveries	259	368	322	242	222

Net charge-offs	1,229	538	446	338	326

Provision for losses	2,586	962	529	652	406

Balance at end of year	$4,586	$3,229	$2,805	$2,722	$2,408

Net charge-offs to average loans during the year (1)	0.16%	0.07%	0.07%	0.06%	0.06%

Net charge-offs to average non-performing loans during the year	23.91%	35.35%	47.90%	73.04%	112.37%

Allowance for loan losses to non-performing loans (end of year)	51.69%	186.66%	245.84%	4,062.69%	305.97%

Allowance for loan losses to total loans (end of year) (1)	0.61%	0.43%	0.40%	0.43%	0.45%

(1) Loans are net of deferred fees and costs.

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

					At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$3,326	50.22%	$1,744	57.51%	$1,626	66.88%	$1,322	68.63%	$1,037	69.04%
Multi-family	515	26.17	407	17.75	114	12.55	123	14.01	155	16.26
Commercial	286	16.13	245	15.54	73	11.09	54	9.24	40	6.01
Other loans:
Automobile	342	5.56	716	7.01	922	7.56	1,184	6.53	1,143	7.16
Home equity	6	0.17	1	0.19	1	0.21	2	0.28	1	0.11
Other	111	1.75	116	2.00	69	1.71	37	1.31	32	1.42
Total allowance for loan losses	$4,586	100.00%	$3,229	100.00%	$2,805	100.00%	$2,722	100.00%	$2,408	100.00%

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

At June 30, 2009, our investment portfolio totaled $9.8 million and consisted principally of investment grade collateralized mortgage obligations and mortgage-backed securities. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities.  At June 30, 2009 we held no trust preferred securities and have never invested in trust preferred securities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2009		2008		2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Securities available-for-sale:	(Dollars in thousands)

U.S. government and government sponsored entity bonds	$—	—%	$—	—%	$2,994	8.63%
Mortgage-backed securities:
Freddie Mac	524	5.37	3,557	22.17	4,827	13.92
Collateralized mortgage obligations:
Freddie Mac	3,712	38.01	4,982	31.06	5,758	16.61
Total securities available-for-sale	$4,236	43.38%	$8,539	53.23%	$13,579	39.16%
Securities held-to-maturity:

U.S. government and government sponsored entity bonds	$—	—%	$—	—%	$12,000	34.61%
Mortgage-backed securities:
Fannie Mae	191	1.96	235	1.47	303	0.87
Freddie Mac	156	1.60	178	1.11	217	0.63
Ginnie Mae	111	1.14	123	0.77	146	0.42
Collateralized mortgage obligations:
Fannie Mae	1,819	18.63	2,274	14.17	2,747	7.92
Freddie Mac	3,251	33.29	4,350	27.11	4,926	14.21
Ginnie Mae	—	—	344	2.14	757	2.18
Total securities held-to-maturity	$5,528	56.62%	$7,504	46.77%	$21,096	60.84%

Total securities	$9,764	100.00%	$16,043	100.00%	$34,675	100.00%

Other earning assets:
Interest earning time deposits in other financial institutions	$25,508	32.22%	$6,925	13.28%	$2,970	10.39%
Federal funds sold	41,020	51.81	32,660	62.66	15,750	55.09
FHLB stock	12,649	15.97	12,540	24.06	9,870	34.52
Total other earning assets	$79,177	100.00%	$52,125	100.00%	$28,590	100.00%

Total securities and other earning assets	$88,941		$68,168		$63,265

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

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:

Mortgage-backed securities:
Freddie Mac	$—	—%	$511	4.50%	$—	—%	$—	—%	$511	$524	4.50%
Collateralized mortgage obligations:
Freddie Mac	—	—	—	—	—	—	3,595	5.29	3,595	3,712	5.29
Total securities available-for-sale	$—	—%	$511	4.50%	$—	—%	$3,595	5.29%	$4,106	$4,236	5.19%

Securities held-to-maturity:

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$—	—%	$191	3.44%	$191	$192	3.44%
Freddie Mac	—	—	—	—	—	—	156	4.43	156	156	4.63
Ginnie Mae	—	—	—	—	33	4.13	78	4.83	111	115	4.62
Collateralized mortgage obligations:
Fannie Mae	—	—	—	—	—	—	1,819	3.60	1,819	1,832	3.60
Freddie Mac	—	—	—	—	2,565	4.66	686	5.00	3,251	3,330	4.73
Total securities held-to-maturity	—	—	—	—	2,598	4.66	2,930	3.99	5,528	5,625	4.31

Total securities	$—	—%	$511	4.50%	$2,598	4.66%	$6,525	4.71%	$9,634	$9,861	4.68%

Interest Earning Deposits in Other Financial Institutions. Interest earning time deposits in other financial institutions consists of certificates of deposit placed with federally insured financial institutions in amounts that do not exceed the insurable limit of $250,000. These deposits are used to invest our excess liquidity as part of our overall asset/liability management. These deposits had a weighted-average yield of 1.5% and a weighted average maturity of 4.3 months at June 30, 2009.

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, we are required to own capital stock in the FHLB. The amount of stock we hold is based on percentages specified by the FHLB of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the FHLB of San Francisco. The carrying value of FHLB of San Francisco stock totaled $12.6 million and had a weighted-average-yield of 2.5% for the year ended June 30, 2009. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco. On January 8, 2009 and on April 10, 2009, the FHLB of San Francisco announced that it would not pay a quarterly dividend and would not repurchase excess capital stock on the next regularly scheduled repurchase dates.

Equity Investment. At June 30, 2009, we also had an investment in an affordable housing fund totaling $1.5 million for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits and tax benefits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by Kaiser Federal Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  At June 30, 2009, the cash surrender value was $11.9 million.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2009, 27.5% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California.  Our ATM’s are located in our branches and near Kaiser Permanente Medical Centers.  We currently do not accept brokered deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and bi-weekly direct deposits from Kaiser Permanente Medical Care Program payrolls. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become less interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are a relatively stable source of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the years indicated.

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Opening balance	$495,058	$494,128	$463,454
Acquired deposits	—	—	—
Deposits, net of withdrawals	58,013	(14,269)	15,752
Interest credited	13,122	15,199	14,922
Ending balance	$566,193	$495,058	$494,128

Net increase in deposits	$71,135	$930	$30,674

Percent increase in deposits	14.37%	0.02%	6.60%

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$50,161	8.86%	$43,267	8.74%	$43,169	8.74%

Savings	129,390	22.85	122,622	24.77	136,643	27.65

Money Market	108,858	19.23	78,598	15.88	75,599	15.30

Certificates of deposit:
1.00% - 1.99%	16,603	2.93	—	—	13.01
2.00% - 2.99%	99,222	17.52	67.01		939.19
3.00% - 3.99%	102,933	18.18	97,608	19.72	21,256	4.30
4.00% - 4.99%	52,035	9.19	126,783	25.61	119,952	24.27
5.00% - 5.99%	6,991	1.24	26,113	5.27	96,557	19.54
Total Certificates of deposit	277,784	49.06	250,571	50.61	238,717	48.31
Total	$566,193	100.00%	$495,058	100.00%	$494,128	100.00%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of June 30, 2009.

	Less than or equal to one year	More than one to two years	More than two to three years	More than three to four years	More than four years	Total
	(Dollars in thousands)
1.00% - 1.99%	$16,598	$2	$3	$—	$—	$16,603
2.00% - 2.99%	65,224	33,081	416	25	476	99,222
3.00% - 3.99%	24,855	58,849	328	1,002	17,899	102,933
4.00% - 4.99%	19,487	11,600	3,153	3,417	14,378	52,035
5.00% - 5.99%	126	300	6,544	21	—	6,991
	$126,290	$103,832	$10,444	$4,465	$32,753	$277,784

As of June 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $116.2 million as compared to $99.5 million at June 30, 2008.  The following table sets forth the maturity of those certificates as of June 30, 2009.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$9,597
Over three through six months	7,329
Over six through twelve months	25,127
Over twelve months	74,156
Total	$116,209

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to purchase loans or to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco. See Note 10 of the Notes to our Consolidated Financial Statements.

We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2009, we had $207.0 million in FHLB advances outstanding. We interchange the use of deposits and borrowings to fund assets, such as the origination of loans, depending on various factors including liquidity and asset/liability management strategies. Other borrowings are comprised of $25.0 million in deposits from the State of California through the state’s time deposit program in exchange for pledging $9.5 million of investment securities and $45.7 million in mortgage loans as collateral. In fiscal 2009 we established a line of credit with the Federal Reserve Bank. As of June 30, 2009 we pledged $121.1 million commercial real estate and $41.8 million automobile loans. At June 30, 2009 the available line of credit was$106.1 million. The Bank has never drawn on this line of credit.  The following table sets forth information as to our Federal Home Loan Bank advances for the years indicated.

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Balance at end of year	$207,004	$235,019	$210,016

Average balance outstanding	214,088	226,173	189,217

Maximum month-end balance	235,018	245,021	210,016

Weighted average interest rate during the year	4.50%	4.50%	4.37%

Weighted average interest rate at end of year	4.51%	4.46%	4.44%

Employees

At June 30, 2009, we had a total of 85 full-time employees and 15 part-time employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations which are applicable to K-Fed Bancorp and Kaiser Federal Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the operations of K-Fed Bancorp and Kaiser Federal Bank. In addition, the regulations governing K-Fed Bancorp and Kaiser Federal Bank may be amended from time to time by the OTS. Any such legislation or regulatory changes in the future could adversely affect K-Fed Bancorp or Kaiser Federal Bank. No assurance can be given as to whether or in what form any such changes may occur.

K-Fed Bancorp

General. K-Fed Bancorp is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners’ Loan Act. It is required to file reports with and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over K-Fed Bancorp and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of K-Fed Bancorp.

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

Waivers of Dividends by K-Fed Mutual Holding Company. OTS regulations require K-Fed Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from K-Fed Bancorp. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company provides the OTS with written notice of its intent to waive its right to receive dividends 30 days prior to the proposed date of payment of the dividend, and the OTS does not object. The OTS shall not object to a notice of intent to waive dividends if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the board of directors of the mutual holding company expressly determines that waiver of the dividend by the mutual holding company is consistent with the directors’ fiduciary duties to the mutual members of such company. The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form.  K-Fed Mutual Holding Company waived its right to receive dividends paid by K-Fed Bancorp during the year ended June 30, 2009 and we anticipate that K-Fed Mutual Holding Company will waive future dividends paid by K-Fed Bancorp, if any.

Conversion of K-Fed Mutual Holding Company to Stock Form. OTS regulations permit K-Fed Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to K-Fed Bancorp (the “New Holding Company”), K-Fed Mutual Holding Company’s corporate existence would end, and certain depositors of Kaiser Federal Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than K-Fed Mutual Holding Company (“Minority Stockholders”) would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in K-Fed Bancorp immediately prior to the Conversion Transaction (exclusive of any new purchases by the Minority Stockholders). Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by K-Fed Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), if K-Fed Mutual Holding Company converts to stock form. A Conversion Transaction requires the approval of the OTS as well as a majority of the votes eligible to be cast by the members of K-Fed Mutual Holding Company and a majority of the votes eligible to be cast by the stockholders of K-Fed Bancorp other than K-Fed Mutual Holding Company.

Kaiser Federal Bank

General. As a federally chartered savings association, the Bank is regulated and supervised by the OTS and the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which we may engage, and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  After completing an examination, the federal agency critiques the financial institution’s operations and assigns its rating (known as an institution’s CAMELS).  Under federal law, an institution may not disclose its CAMELS rating to the public.  The Bank also is a member of, and owns stock in, the Federal Home Loan Bank of San Francisco, which is one of the 12 regional banks in the Federal Home Loan Bank System.  The Bank also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The OTS examines Kaiser Federal Bank and prepares reports for consideration by our Board of Directors on any operating deficiencies.  The Bank’s relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.  Any change in these laws or regulations, or in regulatory policy, whether by the FDIC, the OTS or Congress, could have a material adverse impact on our business, financial condition or operations.

  Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, and the regulations of the OTS.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets subject to applicable limits.  The Bank also may establish subsidiaries that may engage in activities not otherwise permissible directly, including real estate investment, securities brokerage and insurance agency services subject to applicable registration and licensing requirements.

Loans to One Borrower.  A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, not in excess of 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2009, the Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test.  As a federal savings association, the Bank is subject to the qualified thrift lender (“QTL”) test.  Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent twelve-month period.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the institution’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions.  At June 30, 2009, the Bank maintained 82.7% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

Capital Distributions.  OTS regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account.  A savings association must file an application with the OTS for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years less dividends previously paid;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, or agreement with the OTS;

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.  The OTS may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws.  All savings associations have a continuing responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate- income neighborhoods.  In connection with its examination of a federal savings association, the OTS is required to assess the savings association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.  Kaiser Federal Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal examination.  The Community Reinvestment Act requires all FDIC insured institutions to publicly disclose their rating.

Transactions with Related Parties.  A federal savings association’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and Regulation W of the Federal Reserve Board, which implements Sections 23A and 23B of the Federal Reserve Act.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution.  K-Fed Bancorp and its non-savings institution subsidiaries are affiliates of Kaiser Federal Bank.  In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates.  In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association’s capital.  Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association.  In addition, OTS regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  The only subsidiary of K-Fed Bancorp is Kaiser Federal Bank.  In addition, Kaiser Federal Bank does not have any subsidiaries.

Kaiser Federal Bank’s authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board and regulations of the OTS. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kaiser Federal Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Kaiser Federal Bank’s Board of Directors.

Enforcement.  The OTS has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement actions against all “institution- affiliated parties,” including controlling stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the savings association, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The FDIC also has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings association.  If action is not taken by the Director of the OTS, the FDIC has authority to take action under specified circumstances.

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

Capital Requirements.  The OTS regulations require savings associations to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available -for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

In assessing an association’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.  The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile.  At June

30, 2009, Kaiser Federal Bank exceeded each of its capital requirements.

The OTS and other federal banking agencies risk-based capital standards also take into account interest rate risk, concentration of risk and the risks of non-traditional activities. The OTS monitors the interest rate risk of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of interest rate risk and the responsibility of boards of directors in that area.

The OTS continues to monitor the interest rate risk of individual institutions through analysis of the change in net portfolio value.  Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth.  The OTS has also used this net portfolio value analysis as part of its evaluation of certain applications or notices submitted by savings banks.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding net portfolio value analysis.  The OTS has not imposed any such requirements on Kaiser Federal Bank.

At June 30, 2009, Kaiser Federal Bank’s capital exceeded all applicable requirements.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OTS is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

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

Generally, the OTS is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” or is deemed to have notice and the plan must be guaranteed by any parent holding company.  The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to 5% of the savings association’s total assets at the time it became

“undercapitalized”; and

•
the amount that is necessary (or would have been necessary) to bring the association into compliance with all capital standards applicable with respect to such association as of the time it fails to comply with a capital restoration plan.

If a savings association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.”  In addition, numerous mandatory supervisory restrictions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions.  The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At June 30, 2009, Kaiser Federal Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  Kaiser Federal Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  Kaiser Federal Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

The FDIC imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the Federal FDIC published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC issued a final rule that will alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the FDIC first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC on May 22, 2009, issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which will be collected on September 30, 2009 but accrued for at June 30, 2009. The special assessment is capped at 10 basis points of an institution's domestic deposits. Future special assessments could also be assessed. Based upon the Bank’s review of the Federal Deposit Insurance Corporation’s new rule, its FDIC premium assessment for the fourth quarter of fiscal 2009 increased by approximately $460,000, including the special assessment.

            Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

     In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2009, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

            Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program.  This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on a FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

            The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  We opted to participate in this component of the Temporary Liquidity Guarantee Program.  On August 26, 2009, the FDIC extended the program until June 30, 2010.  Institutions have until November 2, 2009 to decide whether they will opt out of the extension which takes effect on January 1, 2010.  An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category.  We currently intend to opt into the extension.

            U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  Due to our strong capital position we opted not to participate in the CPP.

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

Federal Home Loan Bank System.  Kaiser Federal Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks each of which is subject to regulation and supervision of the Federal Housing Finance Board.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks.  It makes loans or advances to members in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the Federal Home Loan Banks.  These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board.  All long-term advances are required to provide funds for residential home financing.  The Federal Housing Finance Board has also established standards of community or investment service that members must meet to maintain access to such long-term advances.  As a member of the Federal Home Loan Bank of San Francisco, Kaiser Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of June 30, 2009, Kaiser Federal Bank was in compliance with this requirement.

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

Method of Accounting.  For federal income tax purposes, K-Fed Bancorp and Kaiser Federal Bank currently report their income and expenses on the accrual method of accounting and use a fiscal year ending on June 30, for filing of federal income tax returns.

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

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At June 30, 2009, Kaiser Federal Bank had no net operating loss carryforwards for federal income tax purposes.

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

Item 1A. Risk Factors

The following are the most significant risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If the risks we face, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which may cause you to lose all or part of your investment.

Further deterioration of economic conditions in our primary market of Southern California, could adversely affect our earnings and seriously impair our loan portfolio.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and California state governments and other significant external events.  As of June 30, 2009, 92.5% or $694.9 million of our loan portfolio consisted of loans secured by real estate as compared to 90.8% or $676.8 million at June 30, 2008.  All our real estate loans are secured by properties located in California.  Decreases in California real estate values have adversely affected the value of property used as collateral.  In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Our loan portfolio possesses increased risk due to our level of multi-family real estate, commercial real estate and consumer loans which could increase our level of provision for loan losses.

Our outstanding multi-family real estate, commercial real estate and consumer loans accounted for 49.8% of our total loan portfolio as of June 30, 2009, as compared to 42.5% at June 30, 2008.  Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one-to-four family, owner occupied residential properties.  These loans have higher risks than permanent loans secured by residential real estate for the following reasons:

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

Management plans to increase emphasis on higher yielding products such as multi-family loans, while maintaining a moderate growth of one- to-four family residential real estate loans. Many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Further, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As a result of the above factors, management may determine it necessary to increase the level of provision for loan losses. Increased provisions for loan losses could negatively affect our results of operation.

Our loan portfolio possesses increased risk due to its rapid expansion, unseasoned nature and amount of nonconforming loans.

From June 30, 2004 to June 30, 2009, our loan portfolio has grown by $254.5 million or 51.3%.  As a result of this rapid expansion, a significant portion of our portfolio is unseasoned and may not have had sufficient time to perform to properly indicate the potential magnitude of losses. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment that causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of the repricing. A significant portion of our one-to-four family residential loans are nonconforming to secondary market requirements, due mainly to the large loan size, and are therefore, not saleable to Freddie Mac or Fannie Mae.  At June 30, 2009, about 21.4% of our one-to-four family loan portfolio consisted of loans that were considered nonconforming due to loan size.  Included in non-accrual loans at June 30, 2009 was one loan for $715,000 that is considered nonconforming due to loan size.

As of June 30, 2009, we held in portfolio one-to-four family interest-only mortgage loans totaling approximately $59.7 million or 7.9% of gross loans as compared to $91.6 million or 12.3% of gross loans at June 30, 2008. The interest rates on these loans are generally initially fixed for three, five, seven or ten year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term. Since 2005, we have originated or purchased interest-only loans on the basis that the loan is fully amortizing and for an adjustable rate loan by qualifying the borrower based upon the rate that would apply upon the first interest rate adjustment. We have also purchased loans to borrowers who provide limited or no documentation of assets or income, known as stated income loans.  A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. At June 30, 2009, we had $94.3 million in stated income loans as compared to $107.2 million at June 30, 2008. Included in our stated income loans at June 30, 2009 were $16.8 million in interest-only loans.

Nonconforming one-to-four family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of provision for loan losses.  For example, if the interest rate adjustment results in the borrower being unable to make higher payments of both interest and principal or to refinance the loan, we would be required to initiate collection efforts including foreclosure in order to protect our investment.  The percentage of nonconforming loans that are less than 60 days delinquent at June 30, 2009 was    95.2% as compared to 99.0% at June 30, 2008.  There can be no assurance that our nonconforming loan portfolio would not be adversely affected as regional and national economic conditions further deteriorate. In addition, there can be no assurance, that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan losses.

If the allowance for loan losses is not sufficient to cover actual losses, net income may be negatively affected.

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loans losses, management reviews the loan portfolio and historical loss and delinquency experience, as well as overall economic conditions. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by the OTS, who may disagree with the allowance and require us to increase such amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2009, our allowance for loan losses was $4.6 million, or 0.61 % of total loans and 51.69% of non-performing loans as compared to $3.2 million, or 0.43% of total loans and 186.66% of non-performing loans at June 30, 2008.

Any future FDIC insurance premiums will adversely impact our earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $400,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

A legislative proposal has been introduced that would eliminate our primary federal regulator, require the Bank to convert to a national bank or state bank, and require K-Fed Mutual Holding Company and K-Fed Bancorp to become bank holding companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the OTS, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.  The proposal would also eliminate federal savings associations and require all federal savings associations, such as Kaiser Federal Bank, to elect, within six months of the effective date of the legislation, to convert to a national bank, state bank or state savings association.  A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effect date of the legislation.

If Kaiser Federal Bank is required to convert to a national bank, K-Fed Mutual Holding Company and K-Fed Bancorp would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the OTS.  The Federal Reserve has historically looked to OTS regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations.  One important OTS regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries.  While OTS regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a notice with the OTS and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized.  Moreover, OTS regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form.  If the OTS is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and if the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, K-Fed Mutual Holding Company would not be permitted to waive the receipt of dividends declared by the Company. This would have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.  In addition, unlike a bank holding company, a thrift holding company like K-Fed Bancorp, is not required to maintain any minimum level of regulatory capital.

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

Kaiser Federal Bank is subject to extensive regulation, supervision and examination by the OTS, its chartering authority, and by the FDIC, which insures Kaiser Federal Bank’s deposits.  As a thrift holding company, we are subject to regulation and supervision by the OTS.  Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Kaiser Federal Bank and K-Fed Bancorp or its successor.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2009, we had three full service offices and six financial service centers. Our financial service centers provide all the same services as a full service office except they do not dispense cash; however cash is available from an ATM located on site. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was approximately $2.0 million at June 30, 2009.

The following table provides a list of our main and branch offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2009 (In thousands)

HOME AND EXECUTIVE OFFICE
1359 North Grand Avenue Covina, CA 91724	Leased	April 2010	$74,395

BRANCH OFFICES:
252 South Lake Avenue Pasadena, CA 91101	Leased	May 2015	$56,750

3375 Scott Boulevard, Suite 312 Santa Clara, CA 95054	Leased	May 2014	$65,375

9844 Sierra Avenue, Suite A Fontana, CA 92335	Leased	September 2011	$44,484

8501 Van Nuys Boulevard Panorama City, CA 91402	Leased	March 2011	$118,579

10105 Rosecrans Avenue Bellflower, CA 90706	Leased	March 2011	$54,521

26640 Western Avenue, Suite N Harbor City, CA 90170	Leased	February 2011	$31,724

1110 N. Virgil Avenue Los Angeles, CA 90029	Leased	March 2011	$84,308

11810 Pierce Street, Suite 150 Riverside, CA 92505	Owned	n/a	$36,057

We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and K-Fed Bancorp.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2009 was $535,000.

Item 3. Legal Proceedings.

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “KFED.” K-Fed Mutual Holding Company owns 8,861,750 shares, or 66.6% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of June 30, 2009 was 2,311.  Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the fiscal years ended June 30, 2009 and June 30, 2008. The Company began trading on the NASDAQ Stock Market on March 31, 2004. The following information was provided by the NASDAQ Stock Market.

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2009
Quarter ended September 30, 2008	$10.86	$8.91	$0.11
Quarter ended December 31, 2008	$9.41	$6.50	$0.11
Quarter ended March 31, 2009	$8.15	$6.29	$0.11
Quarter ended June 30, 2009	$9.95	$6.94	$0.11

	Market Price Range
	High	Low	Dividends
Fiscal Year ended June 30, 2008
Quarter ended September 30, 2007	$15.86	$12.72	$0.10
Quarter ended December 31, 2007	$14.00	$10.07	$0.10
Quarter ended March 31, 2008	$11.97	$7.95	$0.11
Quarter ended June 30, 2008	$11.90	$10.72	$0.11

Dividend Policy

Dividend payments by K-Fed Bancorp are dependent primarily on dividends it receives from Kaiser Federal Bank. A regulation of the OTS imposes limitations on “capital distributions” by savings institutions. No capital distributions to K-Fed Bancorp were made during fiscal 2009 or 2008. The Board of Directors of the Bank declared and paid to K-Fed Bancorp $10.0 million in dividends during fiscal 2007. The distributions made during fiscal 2007 were for the purpose of repurchasing shares of Company common stock. See “How We Are Regulated – Capital Distributions.”

Equity Compensation Plans

Set forth below is information, as of June 30, 2009, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	484,400	$12.07	72,555
Equity compensation plans not approved by stockholders	—	—	—
Total	484,400	$12.07	72,555

(1)	Consists of options granted to directors and employees to purchase stock under the 2004 K-Fed Bancorp Stock Option Plan.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/08 – 07/31/08	41,469	$10.87	508,788	—
08/1/08 – 08/31/08	—	—	—	228,354
09/1/08 – 09/30/08	14,024	9.96	14,024	214,330
10/1/08 – 10/31/08	—	—	—	214,330
11/1/08 – 11/30/08	14,536	8.14	28,560	199,794
12/1/08 – 12/31/08	75	7.41	28,635	199,719
01/1/09 – 01/31/09	15,150	8.04	43,785	184,569
02/1/09 – 02/28/09	46,983	7.56	90,768	137,586
03/1/09 – 03/31/09	37,956	7.68	128,724	99,630
04/1/09 – 04/30/09	—	—	—	99,630
05/1/09 – 05/31/09	10,125	7.82	138,849	89,505
06/1/09 – 06/30/09	400	9.95	139,249	89,105

* On August 27, 2008, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 228,354 shares of stock.

Item 6. Selected Financial Data.

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the years indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein at Item 7 and the consolidated financial statements and related notes contained in Item 8.

	At or for the year ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$895,097	$849,291	$799,870	$739,114	$640,097
Cash and cash equivalents	73,705	51,240	22,339	25,579	17,315
Loans receivable, net	746,875	742,191	699,143	634,093	537,567
Securities available-for-sale	4,236	8,539	13,579	11,289	18,848
Securities held-to-maturity	5,528	7,504	21,096	24,738	30,834
Interest-earning time deposits in other financial institutions	25,508	—	7,363	9,010	9,010
Federal Home Loan Bank stock	12,649	12,540	9,870	8,746	4,027
Deposits	566,193	495,058	494,128	463,454	475,792
Borrowings	207,004	235,019	210,016	179,948	70,777
State of California time deposit	25,000	25,000	—	—	—
Total stockholders’ equity	92,558	90,328	91,957	92,337	90,440

Selected Operating Data:
Total interest income	$45,173	$45,238	$41,166	$35,821	$28,168
Total interest expense	22,883	25,769	23,140	17,464	10,800
Net interest income	22,290	19,469	18,026	18,357	17,368
Provision for loan losses	2,586	962	529	652	406
Net interest income after provision for loan losses	19,704	18,507	17,497	17,705	16,962

Total noninterest income	4,549	4,320	4,259	3,426	3,056

Terminated stock offering costs	—	1,279	—	—	—
Other noninterest expense	16,749	15,547	14,588	13,476	12,041
Total noninterest expense	16,749	16,826	14,588	13,476	12,041

Income before income tax expense	7,504	6,001	7,168	7,655	7,977

Income tax expense	2,755	2,133	2,504	2,726	2,980

Net income	$4,749	$3,868	$4,664	$4,929	$4,997

Basic earnings per share	$0.36	$0.29	$0.34	$0.36	$0.36

Diluted earnings per share	$0.36	$0.29	$0.34	$0.36	$0.36

Dividends per share	$0.44	$0.42	$0.39	$0.28	$0.16

	At or for the Year Ended June 30,
	2009	2008	2007	2006	2005

Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	0.55%	0.47%	0.61%	0.68%	0.82%
Return on equity (ratio of net income to average total equity)	5.21%	4.18%	5.07%	5.33%	5.49%
Dividend payout ratio (1)	121.52%	146.82%	113.66%	78.62%	44.80%
Ratio of noninterest expense to average total assets(2)	1.94%	2.03%	1.90%	1.87%	1.97%
Efficiency ratio (3)	62.41%	65.35%	65.46%	61.86%	58.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.01%	115.99%	117.84%	119.38%	124.49%
Average interest rate spread	2.29%	1.93%	1.87%	2.17%	2.48%
Interest rate spread at end of year	2.57%	2.11%	1.84%	2.18%	2.33%
Net interest margin (4)	2.71%	2.45%	2.43%	2.66%	2.93%

Asset Quality Ratios:
Non-performing assets to total assets	1.05%	0.35%	0.18%	0.02%	0.13%
Allowance for loan losses to non-performing loans(5)	51.69%	186.66%	245.84%	4062.69%	305.97%
Allowance for loan losses to total loans (5) (6)	0.61%	0.43%	0.40%	0.43%	0.45%
Net charge-offs to average outstanding loans	0.16%	0.07%	0.07%	0.06%	0.06%
Non-performing loans to total loans	1.18%	0.23%	0.16%	0.01%	0.15%

Capital Ratios:
Equity to total assets at end of year	10.34%	10.64%	11.50%	12.54%	14.18%
Average equity to average assets	10.57%	11.17%	11.95%	12.84%	14.85%
Tier 1 leverage (Bank only)	8.65%	8.40%	8.27%	9.58%	10.17%
Tier 1 risk-based (Bank only)	12.76%	12.31%	12.69%	15.42%	16.12%
Total risk-based (Bank only)	13.32%	12.81%	13.23%	16.03%	16.74%

Other Data:
Number of branches	9	9	9	7	5
Number of ATM’s	56	54	54	52	30
Number of loans	8,800	10,480	9,442	8,942	8,847
Number of deposit accounts	66,988	65,668	66,330	64,995	65,724
Assets in millions per total number of full-time equivalent employees	$9.62	$9.54	$8.79	$7.46	$7.44

(1) The dividend payout ratio is calculated using dividends declared including those waived by the Company’s mutual holding company parent, K-Fed Mutual Holding Company, divided by net income.
(2) Noninterest expense, exclusive of terminated stock offering costs.
(3) Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and terminated stock offering costs.
(4) Net interest income divided by average interest-earning assets.
(5) The allowance for loan losses at June 30, 2009, 2008, 2007, 2006, and 2005 was $4.6 million, $3.2 million, $2.8 million, $2.7 million, and $2.4 million, respectively.
(6) Total loans are net of deferred fees and costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include words like “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or future conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof.  Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of K-Fed Bancorp and Kaiser Federal Bank, and changes in the securities markets.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.  We caution readers not to place undue reliance on forward-looking statements.  The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-K to reflect future events or developments.

Overview and Management Strategy

Our results of operations depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Our results of operations also are affected by the level of our provisions for loan losses, noninterest income and noninterest expenses. Noninterest income consists primarily of service charges on deposit accounts and ATM fees and charges. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, ATM costs, federal deposit insurance premiums and other expenses. Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Remote access methods, such as our 56 ATMs, audio response unit, call center, and internet banking / bill payer continue to process over 90% of our customer transactions. Branches and financial service centers strategically located for our markets provide touchstones to attract new account holders and facilitate transactions that cannot be completed electronically.

Historically, a majority of the deposits have been used to originate or purchase one-to-four family residential real estate, multi-family or commercial real estate loans. We anticipate we will continue this practice with greater emphasis on originating multi-family real estate loans.  A large percentage of our one-to-four family loan portfolio consists of loans that we have purchased, using our own underwriting standards. However, we have not purchased any loans since June 2007 as current demand for multi-family or commercial real estate loans has been sufficient to support our growth initiatives.

We have a commitment to our customers, existing and new, to provide high quality service. Our goal is to grow Kaiser Federal Bank while providing cost effective services to our market area.

Recent Developments

Legislative Proposal.  The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the OTS, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.  The proposal would also eliminate federal savings associations and require all federal savings associations, such as Kaiser Federal Bank, to elect, within six months of the effective date of the legislation, to convert to a national bank, state bank or state savings association.  A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation.  The proposal would also require thrift holding companies such as K-Fed Bancorp to be regulated as bank holding companies subject to the regulation and supervision of the Federal Reserve Board.  Unlike a bank holding company, a thrift holding company is not required to maintain any minimum level of regulatory capital.

U.S. Treasury’s Troubled Asset Relief Program-Capital Purchase Program. On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 that provides the U.S. Secretary of the Treasury broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program, which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  After careful consideration and given that the Bank is well capitalized and profitable with strong credit quality the Company elected not to participate.

Federal Deposit Insurance Corporation Coverage/Assessments. The EESA temporarily increased the limit on FDIC coverage for deposits to $250,000 from $100,000 through December 31, 2009 which was recently extended to December 31, 2013.  In addition, on October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  All eligible institutions were automatically enrolled in the program through December 5, 2008 at no cost.  Organizations that did not wish to participate in the TLGP needed to opt out by December 5, 2008.  After that time, participating entities will be charged fees.  One component of the TLGP provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount.  This program, originally set to expire on December 31, 2009, was recently extended to June 30, 2010.  An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis.  The Company did not opt out and is participating in this component of the TLGP; however, as of June 30, 2009 the Company did not have any non-interest bearing transaction accounts in excess of $250,000.  On August 26, 2009, the FDIC extended the program until June 30, 2010.  Institutions have until November 2, 2009 to decide whether they will opt out of the extension which takes effect on January 1, 2010.  An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category.  We currently intend to opt into the extension.

The FDIC currently imposes an assessment against institutions for deposit insurance based on the risk category of the institution.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As a result of the reduced reserve ratio, on December 22, 2008, the FDIC published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC issued a final rule that altered the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation on May 22, 2009, issued a final rule that imposed a special 5 basis point assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which will be collected on September 30, 2009. The special assessment is capped at 10 basis points of an institution's domestic deposits. Future special assessments could also be assessed. Based upon our review of the Federal Deposit Insurance Corporation’s new rule, our FDIC premium assessment for the fourth quarter of fiscal 2009 increased by approximately $460,000, including the special assessment.

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

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations. See “-Business-Asset Quality-Allowance for Loan Losses.”

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, a specific valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Real estate loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cashflows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans or one-to-four family loans that are not 90 days or more past due for impairment disclosures.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18 of the Company’s consolidated financial statements contained in Item 8. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comparison of Financial Condition at June 30, 2009 and June 30, 2008.

General. Our total assets increased by $45.8 million, or 5.4%, to $895.1 million at June 30, 2009 compared to $849.3 million at June 30, 2008. The increase primarily reflected growth in cash and cash equivalents and interest earning time deposits in other financial institutions. The increase in assets was funded by the increase in deposits.

Loans. Our net loan portfolio increased $4.7 million, or 0.6%, to $746.9 million at June 30, 2009 from $742.2 million at June 30, 2008.  This increase was primarily attributable to increases in multi-family residential loans, which increased $64.3 million, or 48.6% to $196.6 million at June 30, 2009 from $132.3 million at June 30, 2008. Additional increases were experienced in commercial real estate loans, which increased $5.3 million, or 4.6% to $121.1 million at June 30, 2009 from $115.8 million at June 30, 2008. These increases were offset by an overall decrease in one-to-four family residential loans of $51.5 million, or 12.0% to $377.2 million at June 30, 2009 from $428.7 million at June 30, 2008.  There were also decreases in automobile loans of $10.5 million or 20.1% to $41.8 million at June 30, 2009 from $52.3 million at June 30, 2008.   Real estate loans comprised 92.5% of the total loan portfolio at June 30, 2009, compared with 90.8% at June 30, 2008. The decrease in one-to-four family and automobile loans and increase in multi-family loans was due to our focus on originating income producing property loans as a means of diversifying the loan portfolio.

Investments. Our investment portfolio, consisting of available for sale and held to maturity securities (including mortgage-backed securities), decreased $6.2 million, or 39.1% to $9.8 million at June 30, 2009 from $16.0 million at June 30, 2008 due to maturity of existing securities.

Deposits. Total deposits increased $71.1 million, or 14.4%, to $566.2 million at June 30, 2009 from $495.1 million at June 30, 2008 as management believes depositors looked to the safety of banks with strong capital positions. The change was comprised of increases of $30.2 million in money market accounts, $27.2 million in certificates of deposit, $6.9 million in noninterest-bearing demand accounts, and $6.8 million in savings accounts.  The increase in money market and certificate of deposit accounts was a result of promotions for these types of accounts as well as depositors looking for the safety of banks with strong capital positions.

Borrowings. Advances from the FHLB of San Francisco decreased $28.0 million, or 11.9% to $207.0 million at June 30, 2009 from $235.0 million at June 30, 2008.  The decline was the result of scheduled advance repayments during the fiscal year and was funded with available liquidity due to increased deposits.

Stockholders’ Equity. Total stockholders’ equity increased $2.2 million, or 2.5%, to $92.5 million at June 30, 2009, from $90.3 million at June 30, 2008 primarily as a result of $4.7 million in net income for the year and the allocation of Employee Stock Ownership Plan (“ESOP”) shares, stock awards, and stock options earned totaling $1.2 million.  This increase was offset in part by cash payments of $1.8 million for the repurchase of shares of common stock and $1.9 million in dividends ($.44 per share) paid to stockholders of record, excluding shares held by K-Fed Mutual Holding Company which waved receipt of its dividend payments.  Our equity to assets ratio under accounting principles generally accepted in the United States of America (“GAAP”) was 10.3% at June 30, 2009 compared to 10.6% at June 30, 2008.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information at June 30, 2009 and for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.
		For the year ended June 30,
	At June 30, 2009	2009			2008			2007
	Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets		(Dollars in thousands)
Loans receivable (1) (2)	5.86%	$745,870	$43,706	5.86%	$723,953	$42,582	5.88%	$659,186	$37,379	5.67%
Securities(3)	4.55	13,418	606	4.52	24,197	1,085	4.48	33,788	1,365	4.04
Federal funds sold	0.20	34,930	303	0.87	30,301	873	2.88	31,357	1,604	5.12
Federal Home Loan Bank stock	─	12,636	314	2.48	11,305	572	5.06	9,111	480	5.27
Interest-earning deposits in other financial institutions	1.20	16,513	244	1.48	3,669	126	3.43	7,996	338	4.23
Total interest-earning assets	5.28	823,367	45,173	5.49	793,425	45,238	5.70	741,438	41,166	5.55
Noninterest earning assets		39,018			34,400			28,439
Total assets		$862,385			$827,825			$769,877

Interest-Bearing Liabilities
Money market	1.31%	$93,547	$1,761	1.88%	$75,213	$1,915	2.55%	$95,113	$2,700	2.84%
Savings deposits	0.61	122,357	1,091	0.89	127,759	2,112	1.65	116,150	1,925	1.66
Certificates of deposit	3.17	260,916	10,123	3.88	236,062	10,918	4.63	228,717	10,254	4.48
Borrowings	4.00	239,088	9,908	4.14	245,024	10,824	4.42	189,217	8,261	4.37
Total interest-bearing liabilities	2.71	715,908	22,883	3.20	684,058	25,769	3.77	629,197	23,140	3.68
Noninterest bearing liabilities		54,947			51,261			48,645
Total liabilities		770,855			735,319			677,842
Equity		91,530			92,506			92,035
Total liabilities and equity		$862,385			$827,825			$769,877

Net interest/spread	2.57%		$22,290	2.29%		$19,469	1.93%		$18,026	1.87%

Margin(4)				2.71%			2.45%			2.43%

Ratio of interest-earning assets to interest-bearing liabilities		115.01%			115.99%			117.84%

(1) Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.
(2) Interest income includes loan fees of $323,000, $328,000, and $251,000 for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.
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

	For the Year Ended June 30,				For the Year Ended June 30,
	2009 vs. 2008 Increase (Decrease) Due to changes in				2008 vs. 2007 Increase (Decrease) Due to changes in
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-Earning Assets
Loans receivable (1)	$1,289	$(160)	$(5)	$1,124	$3,673	$1,393	$137	$5,203
Securities	(483)	8	(4)	(479)	(387)	150	(43)	(280)
Federal funds sold	133	(610)	(93)	(570)	(54)	(701)	24	(731)
Federal Home Loan Bank stock	67	(291)	(34)	(258)	116	(19)	(5)	92
Interest-earning deposits in other financial institutions	438	(71)	(249)	118	(183)	(66)	37	(212)
Total interest-earning assets	$1,444	$(1,124)	$(385)	$(65)	$3,165	$757	$150	$4,072

Interest-Bearing Liabilities
Deposits:
Money market	$467	$(499)	$(122)	$(154)	$(565)	$(278)	$58	$(785)
Savings	(89)	(973)	41	(1,021)	192	(5)	─	187
Certificates of deposit	1,150	(1,759)	(186)	(795)	329	324	11	664
Borrowings	(262)	(670)	16	(916)	2,436	98	29	2,563
Total interest-bearing liabilities	1,266	(3,901)	(251)	(2,886)	2,392	139	98	2,629

Change in net interest income/spread	$178	$2,777	$(134)	$2,821	$773	$618	$52	$1,443

(1) Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2009 and 2008.

General. Net income for the year ended June 30, 2009 was $4.7 million, an increase of $881,000, or 22.8%, from net income of $3.9 million for the year ended June 30, 2008. Earnings per basic and diluted common share were $0.36 for the year ended June 30, 2009 compared to $0.29 for the year ended June 30, 2008.  Net income for the year ended June 30, 2008 included $1.3 million in stock offering costs resulting from the cancellation of the stock offering in November 2007 due to unfavorable market conditions.  The recognition of these expenses resulted in a decline of $0.06 in basic and diluted earnings per share for the year ended June 30, 2008.  Excluding the effect of the stock offering costs, the increase in net income was primarily the result of increased net interest income resulting from a lower cost of funds offset by an increase in the provision for loan losses.

Interest Income. Interest income decreased $65,000, or 0.1%, to $45.2 million for the year ended June 30, 2009 from $45.2 million for the year ended June 30, 2008. The increase in interest and fees on loans was offset by a decrease in interest on securities, FHLB dividends and other interest income.

Interest and fees on loans increased by $1.1 million, or 2.6% to $43.7 million for the year ended June 30, 2009 from $42.6 million for the year ended June 30, 2008.  The primary factor for the increase was an increase in the average loans receivable balance of $21.9 million, or 3.0%, to $745.9 million for the year ended June 30, 2009 from $724.0 million for the year ended June 30, 2008.

  Interest income on securities decreased by $479,000, or 44.1%, to $606,000 for the year ended June 30, 2009 from $1.1 million for the year ended June 30, 2008. The decrease was attributable to a $10.8 million decrease in the average balance of investment securities from $24.2 million for the year ended June 30, 2008 to $13.4 million for the year ended June 30, 2009 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

FHLB dividends decreased by $258,000, or 45.1%, to $314,000 for the year ended June 30, 2009 from $572,000 for the year ended June 30, 2008.  The decrease was attributable to the FHLB not paying quarterly dividends for the last half of our fiscal 2009.

Other interest income decreased by $452,000 or 45.2% to $547,000 for the year ended June 30, 2009 from $999,000 for the year ended June 30, 2008. The decrease was a result of 201 basis points decrease in the average yield earned on federal funds sold to 0.87% for the year ended June 30, 2009 from 2.88% for the year ended June 30, 2008.  The yield earned on federal funds sold was impacted by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

Interest Expense. Interest expense decreased $2.9 million, or 11.2%, to $22.9 million for the year ended June 30, 2009 from $25.8 million for the year ended June 30, 2008. The decrease was primarily attributable to a 57 basis point decline in the average cost of interest bearing liabilities from 3.77% for the year ended June 30, 2008 to 3.20% for the year ended June 30, 2009, partially offset by an increase in the average balance of interest bearing liabilities from $684.1 million at June 30, 2008 to $715.9 million at June 30, 2009.  The decline in rates was a result of a general decline in the overall interest rate environment while the increase in balances was a result of depositors looking for the safety of banks with strong capital positions as well as money market and certificate of deposit promotions offered during the year.

The average balance of money market accounts increased by $18.3 million, or 24.4% to $93.5 million for the year ended June 30, 2009 from $75.2 million for the year ended June 30, 2008.  The average cost of money market accounts decreased 67 basis points to 1.88% for the year ended June 30, 2009 from 2.55% for the year ended June 30, 2008. The average balance of savings accounts decreased by $5.4 million, or 4.2% to $122.4 million for the year ended June 30, 2009 from $127.8 million for the year ended June 30, 2008.  The average cost of savings accounts decreased 76 basis points to 0.89% for the year ended June 30, 2009 from 1.65% for the year ended June 30, 2008.  The average balance of certificates of deposit increased by $24.8 million, or 10.5%, to $260.9 million for the year ended June 30, 2009 from $236.1 million for the year ended June 30, 2008. The average cost of certificates of deposit decreased 75 basis points to 3.88% for the year ended June 30, 2009 from 4.63% for the year ended June 30, 2008.

The average balance of borrowings decreased $5.9 million, or 2.4%, to $239.1 million for the year ended June 30, 2009 from $245.0 million for the year ended June 30, 2008. The decline was the result of scheduled advance repayments and was funded with available liquidity due to increased deposits. The average cost of borrowings decreased 28 basis points to 4.14% for the year ended June 30, 2009 from 4.42% for the year ended June 30, 2008.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.  See “- Critical Accounting Policies and Estimates” and “– Asset Quality- Allowance for Loan Losses.”

Our provision for loan losses increased by $1.6 million to $2.6 million for the year ended June 30, 2009 as compared to $962,000 for the year ended June 30, 2008. The allowance for loan losses as a percent of total loans was 0.61% at June 30, 2009 as compared to 0.43% at June 30, 2008. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in loans that were reviewed for impairment.  The increase in delinquencies was experienced primarily in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment in our market area.

Noninterest Income. Noninterest income increased $229,000, or 5.3%, to $4.5 million for the year ended June 30, 2009 from $4.3 million for the year ended June 30, 2008. The increase was primarily the result of an increase in ATM fees and charges as a result of an increase in ATM surcharge fees for non-customers. In addition there were lower losses attributable to our investment in a California Affordable Housing Program Fund.

Noninterest Expense. Our noninterest expense decreased $77,000 or 0.5% to $16.7 million for the year ended June 30, 2009 from $16.8 million for the year ended June 30, 2008. The decrease was primarily due to the recognition of $1.3 million in terminated stock offering costs for the year ended June 30, 2008 without a similar charge for the year ended June 30, 2009.  Excluding the stock offering costs, noninterest expense increased $1.2 million due to increases in federal deposit insurance premiums due primarily to the special assessment, ATM expense and other operating expenses.

Salaries and benefits represented 48.8% and 48.1% of total noninterest expense for the years ended June 30, 2009 and 2008, respectively. Total salaries and benefits increased $67,000, or 0.8%, to $8.2 million for the year ended June 30, 2009 from $8.1 million for the year ended June 30, 2008. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees partially offset by a decrease in ESOP expense as a result of a decline in the market value of our stock during the year.

ATM expense increased $245,000, or 18.2% to $1.6 million for the year ended June 30, 2009 from $1.3 million for the year ended June 30, 2008. The increase was primarily due to ATM installations, one-time communication capacity expense, and an increase in ATM fraud losses.

Federal deposit insurance premiums increased $619,000, or 150.2% to $1.0 million for the year ended June 30, 2009 from $412,000 for the year ended June 30, 2008. The increase was primarily due to an increase in the general assessment rate and the FDIC imposing a special assessment of approximately $400,000 at  June 30, 2009 due to ongoing bank failures.

Other operating expenses increased $203,000, or 15.3% to $1.5 million for the year ended June 30, 2009 from $1.3 million for the year ended June 30, 2008. The increase in other expense was due to real estate loan servicing repurchases and higher real estate owned and foreclosure expenses.

Income Tax Expense. Income tax expense for the year ended June 30, 2009 was $2.8 million as compared to $2.1 million for the year ended June 30, 2008. This increase was primarily the result of a higher pre-tax income of $1.5 million for the year ended June 30, 2009. The effective tax rate was 36.7% and 35.5% for the years ended June 30, 2009 and 2008, respectively.  The increase in the effective tax rate was attributable to an increase in nondeductible expense related to stock options and stock awards.

Comparison of Results of Operations for the Fiscal Years Ended June 30, 2008 and 2007.

General. Net income for the year ended June 30, 2008 was $3.9 million, a decrease of $796,000, or 17.1%, from net income of $4.7 million for the year ended June 30, 2007. The decline in net income was primarily attributable to recognizing $1.3 million in stock offering costs resulting from the cancellation of the stock offering in connection with the proposed second step conversion of K-Fed Mutual Holding Company.  If the stock offering had been successful, these costs would have been deducted from the proceeds of the offering as required by GAAP instead of being expensed.

Interest Income. Interest income increased $4.0 million, or 9.9%, to $45.2 million for the year ended June 30, 2008 from $41.2 million for the year ended June 30, 2007. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $64.8 million, or 9.8%, to $724.0 million for the year ended June 30, 2008 from $659.2 million for the year ended June 30, 2007. The increase was primarily due to increases in multi-family and commercial real estate loans. The average yield on loans receivable increased 21 basis points to 5.88% for the year ended June 30, 2008 from 5.67% for the year ended June 30, 2007.

Interest Expense. Interest expense increased $2.6 million, or 11.4%, to $25.8 million for the year ended June 30, 2008 from $23.1 million for the year ended June 30, 2007. The average interest rates on interest-bearing liabilities increased 9 basis points to 3.77% for the year ended June 30, 2008 from 3.68% for the year ended June 30, 2007. This increase was primarily attributable to the increased volume and interest rate paid on average deposits, specifically certificates of deposit, and an increase in the average balance and interest rate on advances from the Federal Home Loan Bank of San Francisco.

The average balance of money market accounts decreased by $19.9 million, or 20.9% to $75.2 million for the year ended June 30, 2008 from $95.1 million for the year ended June 30, 2007.  The average cost of money market accounts decreased 29 basis points to 2.55% for the year ended June 30, 2008 from 2.84% for the year ended June 30, 2007 as a result of a general decline in the interest rate environment.  The average balance of savings accounts increased by $11.6 million, or 10.0% to $127.8 million for the year ended June 30, 2008 from $116.2 million for the year ended June 30, 2007.  The average cost of savings accounts decreased 1 basis point to 1.65% for the year ended June 30, 2008 from 1.66% for the year ended June 30, 2007.  The average balance of certificates of deposit increased by $7.4 million, or 3.2%, to $236.1 million for the year ended June 30, 2008 from $228.7 million for the year ended June 30, 2007. The average cost of certificates of deposit increased 15 basis points to 4.63% for the year ended June 30, 2008 from 4.48% for the year ended June 30, 2007, as a result of a general decline in the interest rate environment.

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

Noninterest Income. Noninterest income increased $61,000, or 1.4%, to $4.3 million for the year ended June 30, 2008 from $4.2 million for the year ended June 30, 2007. The increase was primarily the result of an increase in referral commissions and customer service charges offset by declines in ATM fees and charges and higher losses attributable to our investment in a California Affordable Housing Program Fund.

Noninterest Expense. Our noninterest expense increased $2.2 million, or 15.3% to $16.8 million for the year ended June 30, 2008 from $14.6 million for the year ended June 30, 2007. The increase was primarily due to the recognition of $1.3 million in terminated stock offering costs, a $410,000 increase in salaries and benefits, a $223,000 increase in occupancy and equipment, and a $272,000 increase in federal deposit insurance premiums.

Salaries and benefits represented 48.1% and 52.7% of total noninterest expense for the years ended June 30, 2008 and 2007, respectively. Total salaries and benefits increased $410,000, or 5.3%, to $8.1 million for the year ended June 30, 2008 from $7.7 million for the year ended June 30, 2007. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Occupancy and equipment expenses increased $223,000, or 10.7% to $2.3 million for the year ended June 30, 2008 from $2.1 million for the year ended June 30, 2007. The increase was primarily due to additional data processing hardware and software costs.

Federal deposit insurance premiums increased $272,000, or 194.3% to $412,000 for the year ended June 30, 2008 from $140,000 for the year ended June 30, 2007. The increase in other expense was primarily due to the FDIC Deposit Insurance Fund Assessments which began in the 2008 fiscal year.

Income Tax Expense. Income tax expense for the year ended June 30, 2008 was $2.1 million as compared to $2.5 million for the year ended June 30, 2007. This decrease was primarily the result of a decline in pre-tax income of $1.2 million for the year ended June 30, 2008. The effective tax rate was 35.5% and 34.9% for the years ended June 30, 2008 and 2007, respectively.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Business - Lending Activities.”  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2009, total approved loan commitments amounted to $7.6 million, which includes the unadvanced portion of loans of $2.9 million.  Certificates of deposit and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2009, were $126.3 million and $70.0 million, respectively.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2009, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $143.5 million. In fiscal 2009 we established a line of credit with the Federal Reserve Bank.  At June 30, 2009 the available line of credit was $106.1 million.

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes the Company’s long-term contractual obligations at June 30, 2009.

Contractual obligations	Total	Less than 1 year	1 – 3 Years	Over 3 – 5 Years	More than 5 years
(In thousands)
FHLB advances	$207,000	$70,000	$117,000	$20,000	$—
State of California time deposit	25,000	25,000	—	—	—
Operating lease obligations	2,239	843	703	532	161
Loan commitments to originate residential mortgage loans	4,641	4,641	—	—	—
Available home equity and unadvanced lines of credit	2,912	2,912	—	—	—
Certificates of deposit	277,784	126,290	114,276	37,218	—
Total commitments and contractual obligations	$519,576	$229,686	$231,979	$57,750	$161

Off-Balance Sheet Arrangements

As a financial service provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  For additional information, see Note 17 of the Notes to our Consolidated Financial Statements.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. Total stockholders’ equity was $92.6 million at June 30, 2009 or 10.34%, of total assets on that date. As of June 30, 2009, we exceeded all regulatory capital requirements. The Bank’s regulatory capital ratios at June 30, 2009 were as follows: core capital 8.65%; Tier I risk-

based capital 12.76%; and total risk-based capital 13.32%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated - Capital Requirements.”

For the fiscal year ended June 30, 2009, we repurchased 180,718 shares of our common stock at an average cost of $8.64.

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

Recent Accounting Pronouncements

Please refer to Note 1 of the Notes to our Consolidated Financial Statements contained in Item 8.

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

The OTS provides Kaiser Federal Bank with the information presented in the following tables, which is based on information provided to the OTS by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2009 and June 30, 2008 that would occur upon an immediate change in interest rates based on OTS assumptions but without giving effect to any steps that management might take to counteract that change.

		June 30, 2009
Change in interest rates in basis points (“bp”) (Rate shock in rates)
		Net portfolio value (NPV)			NPV as % of PV of assets
		$ amount	$ change	% change	NPV ratio	Change(bp)
		(Dollars in thousands)
+300	bp	$78,499	$(19,188)	(20)%	8.85%	(169	) bp
+200	bp	86,780	(10,907)	(11)	9.62	(92)
+100	bp	94,041	(3,646)	(4)	10.26	(28)
0	bp	97,687	—	—	10.54	—
-100	bp	96,754	(933)	(1)	10.36	(18)

		June 30, 2008
Change in interest rates in basis points (“bp”) (Rate shock in rates)
		Net portfolio value (NPV)			NPV as % of PV of assets
		$ amount	$ change	% change	NPV ratio	Change(bp)
		(Dollars in thousands)
+300	bp	$53,007	$(30,374)	(36)%	6.58%	(315	) bp
+200	bp	63,782	(19,599)	(24)	7.75	(198)
+100	bp	73,847	(9,536)	(11)	8.79	(94)
0	bp	83,381	—	—	9.73	—
-100	bp	88,126	4,745	6	10.14	41

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

Please see pages 76 through 117 of this Form 10-K.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm on Pages 77 and 78.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers. The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.k-fed.com.

Item 11. Executive Compensation.

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)           Financial Statements:

See Part II – Item 8. Financial Statements and Supplementary Data.

 (b)          Exhibits:

3.1	Charter of K-Fed Bancorp (1)
3.2	Bylaws of K-Fed Bancorp (2)
4.0	Form of Stock Certificate of K-Fed Bancorp (1
10.1	Registrant’s Employee Stock Ownership Plan (1
10.2	Registrant’s Executive Non-Qualified Retirement Plan (1)
10.3	Registrant’s 2004 Stock Option Plan (3)
10.4	Registrant’s 2004 Recognition and Retention Plan (3)
21.0	Subsidiaries of the Registrant (1)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

K-Fed Bancorp

Date: September 8, 2009	/s/ K. M. Hoveland
K. M. Hoveland President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 8, 2009	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: September 8, 2009	/s/ K. M. Hoveland
K. M. Hoveland Director, President, Chief Executive Officer and Principal Executive Officer

Date: September 8, 2009	/s/ Dustin Luton
Chief Financial Officer Principal Financial Officer

Date: September 8, 2009	/s/ Rita H. Zwern
Rita H. Zwern Director and Secretary

Date: September 8, 2009	/s/ Gerald A. Murbach
Gerald A. Murbach Director

Date: September 8, 2009	/s/ Michael J. Sacher
Michael J. Sacher Director

Date: September 8, 2009	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: September 8, 2009	/s/ Laura G. Weisshar
Laura Weisshar Director

EXHIBIT 23.1

Consent of Crowe Horwath LLP

We consent to the incorporation by reference in Registration Statements on Form S-8 for the K-Fed Bancorp 2004 Stock Option Plan and the K-Fed Bancorp 2004 Recognition and Retention Plan (333-120768) and the Form S-8 for the Kaiser Federal Bank Savings and Profit Sharing Plan and Trust (333-113078) of our report dated September 8, 2009 on the consolidated financial statements of K-Fed Bancorp and on the effectiveness of internal control over financial reporting of K-Fed Bancorp which report is included in Form 10-K for K-Fed Bancorp for the year ended June 30, 2009.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Oak Brook, Illinois
September 8, 2009

EXHIBIT 31.1

Certification of the Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act

I, K. M. Hoveland, certify that:

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

Date: September 8, 2009	/s/ K. M. Hoveland
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

Date: September 8, 2009	/s/ Dustin Luton
Dustin Luton
Chief Financial Officer

EXHIBIT 32.1

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, K. M. Hoveland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: September 8, 2009	/s/ K. M. Hoveland
K. M. Hoveland
President and Chief Executive Officer

EXHIBIT 32.2

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of K-Fed Bancorp (the “Company”) on Form 10-K for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dustin Luton, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this annual report on Form 10-K that:

1.	The Report fully complies with the requirements of sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: September 8, 2009	/s/ Dustin Luton
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their attestation report, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. See “Report of Independent Registered Public Accounting Firm.”

/s/ K. M. Hoveland	/s/ Dustin Luton
K. M. Hoveland	Dustin Luton
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

           To the Board of Directors
                            K-Fed Bancorp
                    Covina, California

We have audited the accompanying consolidated statements of financial condition of K-Fed Bancorp (“Company”) as of June 30, 2009 and 2008, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009.  We also have audited K-Fed Bancorp’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."  K-Fed Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for it’s assessment of internal control over financial reporting in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Fed Bancorp as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, K-Fed Bancorp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
                           /s/ Crowe Horwath LLP
Oak Brook, Illinois                                                                                                                  Crowe Horwath LLP

September 8, 2009

      K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30 2009	June 30 2008
ASSETS
Cash and due from banks	$32,685	$18,580
Federal funds sold	41,020	32,660
Total cash and cash equivalents	73,705	51,240
Interest earning time deposits in other financial institutions	25,508	—
Securities available-for-sale, at fair value	4,236	8,539
Securities held-to-maturity, fair value of $5,625 and $7,308 at June 30, 2009 and June 30, 2008, respectively	5,528	7,504
Federal Home Loan Bank stock, at cost	12,649	12,540
Loans receivable, net of allowance for loan losses of $4,586 and $3,229 at June 30, 2009 and June 30, 2008, respectively	746,875	742,191
Accrued interest receivable	3,402	3,278
Premises and equipment, net	2,562	3,059
Core deposit intangible	147	226
Goodwill	3,950	3,950
Bank-owned life insurance	11,884	11,408
Real estate owned	496	1,045
Other assets	4,155	4,311
Total assets	$895,097	$849,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$50,161	$43,267
Interest bearing	516,032	451,791
Total deposits	566,193	495,058
Federal Home Loan Bank advances, short-term	70,000	28,000
Federal Home Loan Bank advances, long-term	137,004	207,019
State of California time deposit	25,000	25,000
Accrued expenses and other liabilities	4,342	3,886
Total liabilities	802,539	758,963
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; June 30, 2009 — 14,728,440 shares issued June 30, 2008 — 14,713,440 shares issued	147	147
Additional paid-in capital	59,134	58,448
Retained earnings	53,512	50,635
Accumulated other comprehensive income, net of tax	77	20
Unearned employee stock ownership plan (ESOP) shares	(2,161)	(2,616)
Treasury stock, at cost (June 30, 2009 — 1,423,852 shares; June 30, 2008 —1,243,134 shares)	(18,151)	(16,306)
Total stockholders’ equity	92,558	90,328
Total liabilities and stockholders’ equity	$895,097	$849,291

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended June 30
	2009	2008	2007
Interest income
Interest and fees on loans	$43,706	$42,582	$37,379
Interest on securities, taxable	606	1,085	1,365
Federal Home Loan Bank dividends	314	572	480
Other interest	547	999	1,942
Total interest income	45,173	45,238	41,166
Interest Expense
Interest on deposits	12,975	14,945	14,879
Interest on borrowings	9,908	10,824	8,261
Total interest expense	22,883	25,769	23,140
Net interest income	22,290	19,469	18,026
Provision for loan losses	2,586	962	529
Net interest income after provision for loan losses	19,704	18,507	17,497
Noninterest income
Service charges and fees	2,227	2,259	2,013
ATM fees and charges	1,746	1,595	1,612
Referral commissions	309	309	259
Loss on equity investment	(249)	(377)	(99)
Bank-owned life insurance	476	454	439
Other noninterest income	40	80	35
Total noninterest income	4,549	4,320	4,259
Noninterest expense
Salaries and benefits	8,166	8,099	7,689
Occupancy and equipment	2,378	2,314	2,091
ATM expense	1,591	1,346	1,249
Advertising and promotional	425	390	316
Professional services	769	876	913
Federal deposit insurance premiums	1,031	412	140
Postage	280	288	315
Telephone	581	497	461
Stock offering costs	—	1,279	—
Other operating expense	1,528	1,325	1,414
Total noninterest expense	16,749	16,826	14,588
Income before income tax expense	7,504	6,001	7,168
Income tax expense	2,755	2,133	2,504
Net income	$4,749	$3,868	$4,664

Earnings per common share:
Basic	$0.36	$0.29	$0.34
Diluted	$0.36	$0.29	$0.34

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance, June 30, 2006		14,702,040	$147	$56,456	$46,224	$(247)	$(3,526)	(495,970)	$(6,397)	$92,657
Staff Accounting Bulletin No. 108 adjustment (see Note 2)		—	—	—	(320)	—	—	—	—	(320)
Balance at July 1, 2006, as adjusted		14,702,040	$147	$56,456	$45,904	(247)	$(3,526)	(495,970)	$(6,397)	$92,337
Comprehensive income
Net income for the year ended June 30, 2007	$4,664	—	—	—	4,664	—	—	—	—	4,664
Other comprehensive income – unrealized gain on securities, net of tax	121	—	—	—	—	121	—	—	—	121
Total comprehensive income	$4,785
Dividends declared ($0.39 per share) *		—	—	—	(1,844)	—	—	—	—	(1,844)
Purchase of treasury stock		—	—	—	—	—	—	(279,845)	(4,946)	(4,946)
Stock options earned		—	—	259	—	—	—	—	—	259
Allocation of stock awards		—	—	366	—	—	—	—	—	366
Issuance of stock awards		35,000	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(24,000)	—	—	—	—	—	—	—	—
Exercise of stock options		11,720	—	170	—	—	—	—	—	170
Tax adjustment of stock awards and options		—	—	40	—	—	—	—	—	40
Allocation of ESOP common stock		—	—	335	—	—	455	—	—	790
Balance, June 30, 2007		14,724,760	$147	$57,626	$48,724	$(126)	$(3,071)	(775,815)	$(11,343)	$91,957
Comprehensive income
Net income for the year ended June 30, 2008	$3,868	—	—	—	3,868	—	—	—	—	3,868
Other comprehensive income – unrealized gain on securities, net of tax	146	—	—	—	—	146	—	—	—	146
Total comprehensive income	$4,014
Dividends declared ($0.42 per share) *		—	—	—	(1,957)	—	—	—	—	(1,957)
Purchase of treasury stock		—	—	—	—	—	—	(467,319)	(4,963)	(4,963)
Stock options earned		—	—	347	—	—	—	—	—	347
Allocation of stock awards		—	—	417	—	—	—	—	—	417
Issuance of stock awards		5,000	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(16,320)	—	—	—	—	—	—	—	—
Tax adjustment of stock awards and options		—	—	(30)	—	—	—	—	—	(30)
Allocation of ESOP common stock		—	—	88	—	—	455	—	—	543
Balance, June 30, 2008		14,713,440	$147	$58,448	$50,635	$20	$(2,616)	(1,243,134)	$(16,306)	$90,328
Comprehensive income
Net income for the year ended June 30, 2009	$4,749	—	—	—	4,749	—	—	—	—	4,749
Other comprehensive income – unrealized gain on securities, net of tax	57	—	—	—	—	57	—	—	—	57
Total comprehensive income	$4,806
Dividends declared ($0.44 per share) *		—	—	—	(1,872)	—	—	—	—	(1,872)
Purchase of treasury stock		—	—	—	—	—	—	(180,718)	(1,845)	(1,845)
Stock options earned		—	—	350	—	—	—	—	—	350
Allocation of stock awards		—	—	408	—	—	—	—	—	408
Issuance of stock awards		15,000	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	(72)	—	—	455	—	—	383
Balance, June 30, 2009		14,728,440	$147	$59,134	$53,512	$77	$(2,161)	(1,423,852)	$(18,151)	$92,558
* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$4,749	$3,868	$4,664
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premium on securities	8	22	248
Amortization of net premiums on loan purchases	31	168	39
Accretion of net loan origination fees	(31)	(90)	(51)
Provision for loan losses	2,586	962	529
Federal Home Loan Bank stock (FHLB) dividend	(314)	(572)	(480)
Depreciation and amortization	853	880	742
Amortization of core deposit intangible	79	97	114
Loss on equity investment	249	377	99
Increase in cash surrender value of bank-owned life insurance	(476)	(454)	(439)
Accretion of net premiums on purchased certificates of deposit	—	(37)	(43)
(Accretion) amortization of debt exchange costs	(15)	4	68
Allocation of ESOP common stock	383	543	790
Allocation of stock awards	408	417	366
Stock options earned	350	347	259
Provision for deferred income taxes	(489)	(118)	55
Net change in accrued interest receivable	(124)	(19)	(492)
Net change in other assets	339	(290)	191
Net change in accrued expenses and other liabilities	456	117	394
Net cash provided by operating activities	9,042	6,222	7,053

INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	—	(8,860)
Proceeds from maturities and principal repayments of available-for-sale securities	4,397	5,271	6,745
Proceeds from maturities and principal repayments of held-to-maturity securities	1,976	13,592	3,425
Net change in interest earning time deposits with other financial institutions	(25,508)	7,363	1,647
Purchases of loans	—	—	(109,794)
Net change in loans, excluding loan purchases	(9,219)	(45,133)	43,989
Proceeds from sale of real estate owned	2,574	251	—
Redemption (purchase) of FHLB stock	205	(2,098)	(644)
Purchase of equity investment	(64)	(128)	(128)
Purchases of premises and equipment	(356)	(456)	(810)
Net cash used in investing activities	(25,995)	(21,338)	(64,430)

FINANCING ACTIVITIES
Proceeds from FHLB advances	—	93,500	40,000
Repayment of FHLB advances	(28,000)	(68,500)	(10,000)
Dividends paid on common stock	(1,872)	(1,957)	(1,844)
Purchase of treasury stock	(1,845)	(4,963)	(4,946)
Net change in deposits	71,135	967	30,717
Increase in State of California time deposit	—	25,000	—
Exercise of stock options	—	—	170
Tax benefit from stock award vesting	—	(30)	40
Net cash provided by financing activities	39,418	44,017	54,137

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,465	28,901	(3,240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,240	22,339	25,579
CASH AND CASH EQUIVALENTS AT END OF YEAR	$73,705	$51,240	$22,339
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on deposits and borrowings	$22,914	$25,741	$23,115
Income taxes paid	3,060	2,079	2,760
SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate owned	$1,949	$1,045	$238

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: K-Fed Bancorp (the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (the “Parent”). The Company and its Parent are holding companies. The Company’s sole subsidiary, Kaiser Federal Bank (the “Bank”), is a federally chartered stock savings association, which provides retail and commercial banking services to individuals and business customers from its nine branch locations throughout California. While the Bank originates many types of residential and commercial real estate loans, the majority of its one-to-four family residential real estate loans have been purchased from other financial institutions.

The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

Principles of Consolidation and Basis of Presentation:  The financial statements of K-Fed Bancorp have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices followed by the financial services industry. The consolidated financial statements presented in this annual report include the accounts of K-Fed Bancorp and its wholly-owned subsidiary, Kaiser Federal Bank.  All material intercompany balances and transactions have been eliminated in consolidation. K-Fed Mutual Holding Company is owned by the depositors of the Bank. These financial statements do not include the transactions and balances of K-Fed Mutual Holding Company.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other certificates of deposit that have an original maturity of less than ninety days. For purposes of the Statements of Cash Flows, the Company reports net cash flows for customer loan transactions (excluding loan purchases) and deposit transactions, as well as transactions involving interest earning time deposits in other financial institutions.

Interest Earning Time Deposits in Other Financial Institutions: Interest earning time deposits in other financial institutions consist of certificates of deposit with original maturities greater than ninety days and are carried at cost. The weighted average remaining maturity at June 30, 2009 is 4.3 months.

Securities:  Securities available-for-sale represent securities that may be sold prior to maturity. These securities are stated at fair value, and any unrealized net gains and losses are reported as a separate component of equity until realized, net of any tax effect. Estimated fair values of securities are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Premiums or discounts are recognized in interest income using the effective interest method over the estimated life of the investment. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and the yield on alternative investments. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than temporary losses, management considers:  (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Company’s intent to sell or if it is more likely than not that the Company will be required to sell the security in an unrealized loss position before recovery of its amortized cost basis.

Securities for which the Company has the ability, intent, and it is more likely than not that the Company will not be required to sell the security in an unrealized loss position before recovery of its amortized cost basis are classified as securities held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts.

Federal Home Loan Bank Stock: The Bank, as a member of the Federal Home Loan Bank of San Francisco (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost.  Cash and stock dividends are reported as income.

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

We underwrite purchased loans in accordance with our underwriting standards. The majority of the loans that we purchase are acquired with servicing retained to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs.

A loan is considered to be delinquent when payments have not been made according to the contractual terms, typically evidenced by non-payment of a monthly installment by the due date. Generally, accrual of interest on loans is discontinued when the loan becomes past due ninety days as to either principal or interest. All interest accrued, but not collected, for loans that are placed on non-accrual status or subsequently charged off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is reasonably assured, in which case the loan is returned to accrual status.

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, a specific valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Real estate loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans or one-to-four family loans that are not 90 days or more past due for impairment disclosures.

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

Premises and Equipment: Leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization.  Buildings are depreciated using the straight-line method with a useful life of twenty-five years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is usually three to five years. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the terms of the related leases or their useful life, which is usually five to ten years.

Real Estate Owned:  Real estate acquired in settlement of loans (“REO”) consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than ninety days delinquent are processed for foreclosure. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at the lower of carrying value or fair market value, less estimated selling costs. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan and lease losses.  The fair value of the REO is based upon a current appraisal and the REO balance is reduced for any subsequent declines in fair value.

Bank-Owned Life Insurance:  The Bank has purchased life insurance policies on certain key employees.  In accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 06-5, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Investment in Limited Liability Partnership:  The Company has an investment in an affordable housing fund totaling $1,461,000 and $1,710,000 at June 30, 2009 and 2008, respectively, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful life, which was determined to be eight years.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for stock awards.  Compensation cost is recognized straight-line over the vesting period.

Income Taxes: The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

Employee Stock Ownership Plan (“ESOP”):  The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to service the debt.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash:  The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was $958,000 and $1,212,000 at June 30, 2009 and 2008, respectively.

Dividend Restrictions:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.  These restrictions pose no practical limit on the ability of the Bank or the Company to pay dividends at historical levels.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards:  In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS’) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption of SFAS No. 157 was not material. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This

issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue was effective for fiscal years beginning after December 15, 2007.  The impact of adoption was not material.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.  The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007.  The Company uses the simplified method for share options and therefore SAB 110 has no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (“OTTI”) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this pronouncement did not have a material impact on the Company. The Company has evaluated subsequent events for potential recognition and/or disclosure through September 8, 2009.

Newly Issued But Not Yet Effective Accounting Standards:  In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the statement will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

In March, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.   SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1— Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of SFAS

No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The adoption of EITF 03-6-1 is not expected to have a material impact upon the Company.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards CodificationTM(“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The adoption of SFAS No. 168 will not have a material impact on the Company.

In June 2009, the FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets;

•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The new standards will require a number of new disclosures. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  SFAS No. 166 and SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted.  The adoption of SFAS No. 166 and SFAS No. 167 is not expected to have a material impact upon the Company.

Reclassifications: Some items in prior year financial statements were reclassified to conform to the current presentation.

2.	SAB 108 ADJUSTMENT

As allowed by Staff Accounting Bulletin No. 108, the Company elected to correct a certain immaterial prior year misstatement by adjusting opening retained earnings, as of July 1, 2006, for the cumulative effect of this error.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  These guidelines require companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  The amount so recorded is shown as a cumulative effect adjustment in opening retained earnings as of July 1, 2006. The SAB 108 adjustment related to a correction of the Company’s accounting for a postretirement medical benefit.  The Company had not recorded the accumulated postretirement medical benefit as a liability but instead recorded expenses as paid.  Due to this correction retained earnings was decreased by $320,000, deferred income taxes receivable (disclosed in other assets) was increased by $215,000 and accrued expenses and other liabilities was increased by $535,000 as of July 1, 2006.

The Statement of Income impact is as follows:

	June 30,
	2008	2007
	(In thousands)

Net income, as previously reported	$3,908	$4,704
Salaries and benefits expense	(70)	(70)
Income tax benefit	30	30
Net income, as adjusted	$3,868	$4,664

Basic and diluted earnings per share for the year ended June 30, 2008 and diluted earnings per share for the year ended June 30, 2007 were unchanged due to this SAB 108 adjustment.  Basic earnings per share for the year ended June 30, 2007 was reduced by $0.01 to $0.34 from $0.35 due to this adjustment.

The relevant information included in the consolidated statements of income for the years ended June 30, 2008 and 2007, the consolidated statements of stockholders’ equity for the years ended June 30, 2008, and 2007, and the consolidated statements of cash flows for the years ended June 30, 2008 and 2007 were revised in this Annual Report on Form 10-K to reflect the above correction

3.	INVESTMENTS

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains		Gross Unrealized Losses		Amortized Cost
	(In thousands)
June 30, 2009
Mortgage-backed (residential):
Freddie Mac	$524		$13	$	─	$511
Collateralized mortgage obligations (residential):
Freddie Mac	3,712		117		─	3,595
Total	$4,236		$130	$	─	$4,106

June 30, 2008
Mortgage-backed (residential):
Freddie Mac	$3,557	$	─		$(7)	$3,564
Collateralized mortgage obligations (residential):
Freddie Mac	4,982		40		─	4,942
Total	$8,539		$40		$(7)	$8,506

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
June 30, 2009
Mortgage-backed
Fannie Mae	191	1	─	192
Freddie Mac	156	─	─	156
Ginnie Mae	111	4	─	115
Collateralized mortgage obligations
Fannie Mae	1,819	14	(1)	1,832
Freddie Mac	3,251	93	(14)	3,330
Ginnie Mae	─	─	─	─
Total	$5,528	$112	$(15)	$5,625

June 30, 2008
Mortgage-backed
Fannie Mae	235	1	─	236
Freddie Mac	178	2	─	180
Ginnie Mae	123	2	─	125
Collateralized mortgage obligations
Fannie Mae	2,274	─	(50)	2,224
Freddie Mac	4,350	─	(150)	4,200
Ginnie Mae	344	─	(1)	343
Total	$7,504	$5	$(201)	$7,308
There were no sales of securities during the years ending June 30, 2009, 2008, and 2007.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at June 30, 2009.

Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities pledged at June 30, 2009 and 2008 had a carrying amount of $9.5 million and $15.8 million, respectively and were pledged to secure State of California Time Deposits.

 Securities with unrealized losses at June 30, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months				12 months or more				Total
	Fair		Unrealized		Fair		Unrealized		Fair	Unrealized
	Value		Loss		Value		Loss		Value	Loss
	(In thousands)
June 30, 2009
Description of Securities
Mortgage-backed	$	─	$	─	$	─	$	─	$ ─	$ ─
Collateralized mortgage obligations		1,353		(15)		─		─	1,353	(15)
Total temporarily impaired		$1,353		$(15)	$	─	$	─	$1,353	$(15)

June 30, 2008
Description of Securities
Mortgage-backed	$	─	$	─		$3,557		$(7)	$3,557	$(7)
Collateralized mortgage obligations		3,456		(64)		3,311		(137)	6,767	(201)
Total temporarily impaired		$3,456		$(64)		$6,868		$(144)	$10,324	$(208)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At June 30, 2009, three debt securities had unrealized losses with aggregate depreciation of 0.2% of the Company’s amortized cost basis.  At June 30, 2008, nine debt securities had unrealized losses with aggregate depreciation of 1.3% of the Company’s amortized cost basis. The unrealized losses relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is likely that it will not be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

4.	LOANS

The composition of loans consists of the following:

	June 30,
	2009	2008
	(In thousands)
Real Estate:
One-to-four family residential, fixed rate	$303,287	$335,453
One-to-four family residential, variable rate	73,943	93,274
Multi-family residential, variable rate	196,575	132,290
Commercial real estate, variable rate	121,143	115,831
	694,948	676,848
Consumer:
Automobile	41,798	52,299
Home equity	1,299	1,405
Other consumer loans, primarily unsecured	13,119	14,883
	56,216	68,587
Total loans	751,164	745,435
Deferred net loan origination costs	376	33
Net discounts on purchased loans	(79)	(48)
Allowance for loan losses	(4,586)	(3,229)
	$746,875	$742,191

Loans to principal officers, directors and their affiliates totaled $1,070,000 and $915,000 at June 30, 2009 and June 30, 2008, respectively.  All loans to principal officers, directors and their affiliates were performing in accordance with their terms at June 30, 2009 and June 30, 2008.The Company’s one-to-four family stated income mortgage loans totaled $94,300,000 and $107,200,000 at June 30, 2009 and June 30, 2008, respectively.  The Company’s one-to-four family interest-only mortgages loans totaled $59,741,000 and $91,550,000 at June 30, 2009 and June 30, 2008, respectively.  Included in non-accrual loans at June 30, 2009 was $4,900,000 in one-to-four family loans that are interest-only or stated income loans.  In 2005, the Bank began to underwrite interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the rate that would apply upon the first interest rate adjustment.

Purchased real estate loans at June 30, 2009 totaled $291,100,000 and $351,600,000 at June 30, 2009 and June 30, 2008, respectively.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

The following is an analysis of the changes in the allowance for loan losses:

	Years Ended June 30
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$3,229	$2,805	$2,722
Provision for loan losses	2,586	962	529
Recoveries	259	368	322
Loans charged off	(1,488)	(906)	(768)
Balance, end of year	$4,586	$3,229	$2,805

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  When it is determined that a loss is probable, a specific valuation allowance is established and included in the allowance for loan losses.  The amount of impairment is determined by the difference between the recorded investment in the loan and estimated net realizable value of the underlying collateral on collateral dependent loans.

Individually impaired loans were as follows:	June 30,
	2009	2008
	(In thousands)
Loans with no allocated allowance	$3,522	$885
Troubled debt restructured loans with no allocated allowance	282	─
Loans with allocated allowance	3,244	2,957
Troubled debt restructured loans with allocated allowance	1,812	─
	$8,860	$3,842

Amount of allowance allocated	$648	$334
Amount of allowance allocated for troubled debt restructured loans	553	─
Total allowance for loan losses allocated	$1,201	$334

	Years Ended June 30
	2009	2008	2007
	(In thousands)
Average of individually impaired loans during year	$5,974	$1,818	$772

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal.  Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.  For the years ended June 30, 2009, 2008 and 2007, income recorded on impaired loans totaled $80,000, $53,000, and $11,000, respectively.  Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

Non-accrual loans and loans past due 90 days still on accrual are as follows:

	June 30,
	2009		2008
	(In thousands)
Loans past due over 90 days still on accrual	$	─	$	─
Non-accrual loans		8,871		1,730
		$8,871		$1,730

Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans on which accrual of interest has been discontinued or reduced amounted to $8,871,000, $1,730,000 and $1,141,000 at June 30, 2009, 2008, and 2007 respectively. If interest on those loans had been accrued, such income would have been $170,000, $49,000, and $17,000 for the years ended June 30, 2009, 2008, and 2007 respectively. Included in the non-accrual loans are $2,094,000 in troubled debt restructured loans as of June 30, 2009.  There were no unfunded commitments on troubled debt restructured loans as of June 30, 2009.  There were no troubled debt restructured loans as of June 30, 2008.

5.	REAL ESTATE OWNED

Changes in real estate owned are summarized as follows:
	June 30,
	2009	2008
	(In thousands)

Beginning of year	$1,045	$238
Transfers in	1,949	1,045
Capitalized improvements	72	─
Valuation allowance	─	─
Sales	(2,570)	(238)
End of year	$496	$1,045

Expenses related to foreclosed assets include:
	June 30,
	2009	2008		2007
	(In thousands)

Net gain on sales	$3	$13	$	─
Provision for valuation allowance	─	─		─
Operating expenses, net of rental income	(22)	(2)		─
Total	$(19)	$11	$	─

The Company has no valuation allowance or activity in the valuation allowance account during the years ended June 30, 2009, 2008 and 2007.

6.	CONCENTRATIONS OF CREDIT RISK

The Kaiser Permanente Medical Care Program employs a large percentage of the Bank’s account holders. Further, significant concentration of the Bank’s borrowers reside in California. Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California.

7.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:
	June 30,
	2009	2008
	(In thousands)

Building	$1,218	$1,216
Leasehold improvements	923	915
Furniture and equipment	5,234	4,913
	7,375	7,044
Accumulated depreciation and amortization	(4,813)	(3,985)
	$2,562	$3,059

Depreciation expense on premises and equipment totaled $853,000, $880,000, and $742,000 for the years ended June 30, 2009, 2008, and 2007, respectively.

The Company leases office space in eight buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time. Minimum rental payments under operating leases at June 30, 2009 are as follows (in thousands):

Years ended June 30,
2010	$843
2011	449
2012	254
2013	264
2014	268
Thereafter	161
$2,239

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2009, 2008, and 2007 for all facilities leased under operating leases totaled $1,044,000, $1,026,000, and $967,000, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity in goodwill during the year is summarized as follows (in thousands):

	Year Ended June 30, 2009	Year Ended June 30, 2008
Beginning of year	$3,950	$3,950
Acquired goodwill	─	─
Impairment	─	─
End of year	$3,950	$3,950

Acquired Intangible Assets

Acquired intangible assets were as follows (in thousands):

	Year Ended June 30, 2009		Year Ended June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$676	$529	$676	$450

Aggregate amortization expense was $79,000, $97,000 and $114,000 for the years ended June 30, 2009, 2008, and 2007, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Years ended June 30,
2010	$62
2011	45
2012	27
2013	13

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

9.	DEPOSITS

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	June 30,
	2009	2008
	(In thousands)

Noninterest-bearing demand	$50,161	$43,267
Savings	129,390	122,622
Money market	108,858	78,598
Certificates of deposit	277,784	250,571
Total deposits	$566,193	$495,058

Deposits by maturity are summarized as follows:

	June 30,
	2009	2008
	(In thousands)

No contractual maturity	$288,409	$244,487
0-1 year maturity	126,290	195,077
Over 1-2 year maturity	103,832	27,281
Over 2-3 year maturity	10,444	14,034
Over 3-4 year maturity	4,465	9,670
Over 4-5 year maturity	32,753	4,509
Total deposits	$566,193	$495,058

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2009 and 2008 was $116,209,000 and $99,525,000, respectively.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

Interest expense by major category is summarized as follows:

	Years Ended June 30
	2009	2008	2007
	(In thousands)

Savings	$1,091	$2,112	$1,925
Money market	1,761	1,915	2,700
Certificates of deposit	10,123	10,918	10,254
Total	$12,975	$14,945	$14,879

At June 30, 2009 and 2008, 27.5% and 33.2% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program.

Deposits from principal officers, directors, and their affiliates totaled $973,000 and $830,000 at June 30, 2009 and June 30, 2008, respectively.

10.	FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2009, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.90% to 5.28%, with a weighted average stated rate of 4.51%.  At June 30, 2008, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.60% to 5.28%, with a weighted average stated rate of 4.46%.

The contractual maturities by year of the Bank’s FHLB advances are as follows:

	June 30,
	2009		2008
	(In thousands)
Years ended June 30,
2009	$	─	$28,000
2010		70,000	70,000
2011		77,000	77,000
2012		40,000	40,000
2013		20,000	20,000
Total advances		207,000	235,000
Deferred debt exchange costs		4	19
Total		$207,004	$235,019

The Bank’s advances from the FHLB are collateralized by certain real estate loans with an aggregate unpaid principal balance of $457,435,000 and $558,195,000 as of the most recent notification date for June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, the remaining amount available to borrow under this agreement was $143,506,000 and $106,431,000, respectively. Each advance is payable at its maturity date.  At  June  30,  2009,  the  Bank  had  a  $20,000,000  callable FHLB advance scheduled  to  mature  on June 28, 2012, which gives the FHLB the option to require repayment of the advance quarterly after June 28, 2009. FHLB advances are subject to a prepayment penalty if repaid before the maturity date.

The average balance of FHLB advances for the years ended June 30, 2009 and June 30, 2008 were $214,088,000 and $226,173,000 with average costs of 4.50% and 4.50%, respectively.

11.	OTHER BORROWINGS

In July 2007, the Company began participating in the State of California’s Time Deposit program. Under this program, the State of California will deposit funds at the Bank in exchange for the pledging of certain investment and real estate loan collateral. At June 30, 2009, the $25 million deposit has a rate of 0.31% and a maturity date of December 3, 2009. The company has pledged $9.5 million of investment securities and $45.7 million in mortgage loans as collateral.

In fiscal 2009 the Bank established a line of credit with the Federal Reserve Bank. As of June 30, 2009 $121.1 million of commercial real estate loans and $41.8 million of automobile loans were pledged as collateral. At June 30, 2009 the available line of credit was$106.1 million.  The Bank has never drawn on this line of credit.

12.	EMPLOYEE BENEFITS

401(k) Plan:  The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ wage reductions. The Company contributed $148,000, $114,000, and $120,000 respectively, to the plan for the years ended June 30, 2009, 2008, and 2007.

Deferred Compensation Plan:  The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2009 and 2008 the Company has accrued a liability for executive deferrals of $1,105,000 and $1,060,000, respectively. Expenses related to the plan are limited to interest expense on the deposit accounts in which these funds are invested, which was $45,000, $47,000, $41,000 for the years ended June 30, 2009, 2008, and 2007, respectively.

Incentive Plan:  The Company maintains an Annual Incentive Plan for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for the years ended June 30, 2009, 2008, and 2007 totaled $279,000, $368,000 and $71,000 respectively.

Postretirement Medical Benefits:  The Company provides postretirement medical benefits to eligible retired employees and their spouses.  The plan covers employees who were hired on or before May 31, 2005, have 20 or more years of service and retire after age 55.  The expense related to this plan was $75,000, $70,000 and $70,000 for the years ended June 30, 2009, 2008 and 2007, respectively.  The total postretirement obligation was $750,000 and $675,000 at June 30, 2009 and 2008, respectively.  The Company revised its financial statements for a SAB 108 adjustment related to the correction of the accounting for this benefit; see Note 2 for more detail.

13.	EMPLOYEE STOCK COMPENSATION

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for the issuance of shares to directors, officers, and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value at date of grant.  Compensation expense recognized was $408,000, $417,000, and $366,000 for the years ended June 30, 2009, 2008, and 2007, respectively. These shares vest over a five year period.  Pursuant to the Company’s 2004 RRP, 227,470 shares of the Company’s common stock may be awarded.  There were 53,780 restricted shares outstanding and the Company had an aggregate of 59,250 restricted shares available for future issuance under the RRP at June 30, 2009.

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value

RRP shares at July 1, 2008	66,560	$14.78
Granted	15,000	9.10
Vested	(27,780)	14.53
RRP shares at June 30, 2009	53,780	$13.33

As of June 30, 2009, there was $459,000 of total unrecognized compensation cost related to nonvested shares under the plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of twenty seven months.  The total fair value of shares vested during the years ended June 30, 2009, 2008 and 2007 was $234,000, $357,000 and $426,000, respectively.

Stock Option Plan (“SOP”): The Company’s SOP provides for issue of options to directors, officers and employees.  Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded.  The Company implemented the SOP to promote the long-term interest of the Company and its stockholders by providing an incentive to those key employees who contribute to the operational success of the Company.  The options become exercisable in equal installments over a five-year period beginning one year from the date of grant.  The options expire ten years from the date of grant and are subject to certain restrictions and limitations.  Compensation expense, net of tax effects related to the SOP was $253,000, $261,000 and $228,000 for years ended June 30, 2009, 2008 and 2007, respectively.

A summary of the activity in the stock option plan is presented below:

	June 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at beginning of year	322,400	$14.78
Granted	197,500	7.83
Exercised	─	─
Forfeited or expired	(35,500)	13.08
Outstanding at end of period	484,400	$12.07	7.25 years	$	─

Fully vested and expected to vest	484,400	$12.07	7.25 years	$	─
Options exercisable at end of year	213,520	$14.69	5.56 years	$	─

Information related to the stock option plan during each year follows:

	June 30, 2009		June 30, 2008		June 30, 2007
	(In thousands, except per option data)
Intrinsic value of stock options exercised	$	─	$	─	$28
Cash received from options exercised		─		─	170
Tax benefit realized from option exercises		─		─	5
Weighted average fair value of stock options granted		$1.34		$2.58	$4.25

Stock options granted during the years ended June 30, 2009, 2008 and 2007 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	June 30, 2009	June 30, 2008	June 30, 2007

Risk-free interest rate	1.83%	3.88%	4.67%
Expected option life	7.00 years	7.00 years	6.52 years
Expected price volatility	33.10%	22.79%	23.35%
Expected dividend yield	5.62%	2.90%	2.33%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and     therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since March 31, 2004, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. At June 30, 2009, the Company used a forfeiture rate of 0% due to the remaining recipient mix and their ability to hold the options until expiration.

At June 30, 2009, the Company had an aggregate of 72,555 options available for future issuance under the SOP.

As of June 30, 2009, there was $427,000 of unrecognized compensation cost related to nonvested stock options.  The remaining cost is expected to be recognized over a weighted average period of 2.25 years.  Expense will vary based on actual forfeitures.

14.	EMPLOYEE STOCK OWNERSHIP PLAN

During 2004, the Bank implemented the Employee Stock Ownership Plan, which covers substantially all of its employees. In connection with the stock offering, the Company issued 454,940 shares of common stock for allocation under the ESOP in exchange for a ten-year note in the amount of $4.5 million. The $4.5 million for the ESOP purchase was borrowed from the Company with the ESOP shares being pledged as collateral for the loan.

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid during the year. Principal and interest payments are scheduled to occur over a ten-year period. Principal contributions to the ESOP were $448,000, $429,000, and $417,000 for the years ended June 30, 2009, 2008, and 2007, respectively.

During the years ended June 30, 2009, 2008, and 2007, 45,494 shares of stock with average fair values of $8.43, $11.94, and $17.36 per share were committed to be released.  Compensation expense was $383,000, $543,000, and $790,000 for the years ended June 30, 2009, 2008, and 2007, respectively.  Shares held by the ESOP are as follows:

	June 30
	2009	2008

Allocated shares	238,844	193,350
Unearned shares	216,096	261,590
Total ESOP shares	454,940	454,940

Fair value of unearned shares (in thousands)	$1,984	$2,838

15.	INCOME TAXES

The components of income tax expense are as follows:

	June 30
	2009	2008	2007
	(In thousands)
Current
Federal	$2,327	$1,597	$1,674
State	917	654	775
	3,244	2,251	2,449

Deferred
Federal	(362)	(91)	42
State	(127)	(27)	13
	(489)	(118)	55
Income tax expense	$2,755	$2,133	$2,504

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

	June 30
	2009	2008	2007
	(Dollars in thousands)
Federal income tax at statutory rate	$2,551	$2,040	$2,437
State taxes, net of federal tax benefit	521	413	518
General business credit	(311)	(311)	(311)
Bank-owned life insurance	(162)	(153)	(149)
Stock options	119	89	63
RRP expenses	60	29	─
Other, net	(23)	26	(54)
Total	$2,755	$2,133	$2,504

Tax expense as a percentage of income before tax	36.7%	35.5%	34.9%

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

The Company’s total net deferred tax assets are as follows:

	June 30
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,887	$1,225
Accrued expenses	596	571
Accrued state income tax	269	254
RRP Plan	106	104
Other	164	156
Total deferred tax assets	3,022	2,310
Deferred tax liabilities:
Goodwill and other intangibles	(378)	(283)
Federal Home Loan Bank Stock dividends	(852)	(722)
Unrealized gain on securities available-for-sale	(54)	(14)
Total deferred tax liabilities	(1,284)	(1,019)
Net deferred tax asset, included in other assets	$1,738	$1,291

16.	CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2009, is that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2009 and 2008, the most recent notification from the Office of Thrift Supervision (“OTS”), categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2009:
Total capital (to risk-weighted assets)	$80,077	13.32%	$48,096	8.00%	$60,120	10.00%
Tier 1 capital (to risk-weighted assets)	76,713	12.76	24,048	4.00	36,072	6.00
Tier 1 (core) capital (to adjusted tangible assets)	76,713	8.65	35,493	4.00	44,367	5.00

June 30, 2008:
Total capital (to risk-weighted assets)	$73,161	12.81%	$45,683	8.00%	$57,104	10.00%
Tier 1 capital (to risk-weighted assets)	70,266	12.31	22,842	4.00	34,262	6.00
Tier 1 (core) capital (to adjusted tangible assets)	70,266	8.40	33,444	4.00	41,803	5.00

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital.

	June 30
	2009	2008
	(In thousands)

GAAP Equity	$80,295	$74,442
Goodwill and other intangibles (less deferred tax)	(3,582)	(4,176)
Tier 1 Capital	76,713	70,266
General allowance for loan losses	3,364	2,895
Total regulatory capital	$80,077	$73,161

OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted. The amount of retained earnings available for dividends was $3.3 million at June 30, 2009. Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter.  Management believes that this test is met.

K-Fed Bancorp is not currently subject to prompt corrective action regulations.

17.	LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

At June 30, 2009 and 2008, there were $41,020,000 and $32,687,000, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2009 and 2008 amounted to $4.6 million and $6.8 million, respectively.  As of June 30, 2009, $4.0 million of commitments are issued at a weighted average fixed rate of 5.49%. There were no commitments to purchase mortgage loans at June 30, 2009 and 2008, respectively.

Available credit on home equity and unsecured lines of credit is summarized as follows:

	June 30
	2009	2008
	(In thousands)

Home equity	$157	$241
Other consumer	2,755	3,487
	$2,912	$3,728

Commitments for home equity and unsecured lines of credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

18.	FAIR VALUE MEASUREMENTS

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

The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$524	$—	$524	$—
Collateralized mortgage obligations (residential)	$3,712	$—	$3,712	$—

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$7,659	$—	$—	$7,659

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,860,000, with a valuation allowance of $1,201,000 at June 30, 2009.  An additional provision for loan losses of $1,642,000 was made for the year ended June 30, 2009 relating to impaired loans.

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

Impaired loans that are previously reported are excluded from the fair value disclosure below.

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

The estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2009		June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$73,705	$73,705	$51,240	$51,240
Interest earning time deposits in other financial institutions	25,508	25,508	—	—
Securities available-for-sale	4,236	4,236	8,539	8,539
Securities held-to-maturity	5,528	5,625	7,504	7,308
Federal Home Loan Bank Stock	12,649	NA	12,540	NA
Loans receivable, net	738,015	763,451	738,349	738,954
Accrued interest receivable	3,402	3,402	3,278	3,278
Financial liabilities:
Deposits	566,193	549,207	495,058	480,206
Borrowings	207,004	215,677	235,019	241,583
State of California time deposit	25,000	25,320	25,000	25,205

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

19.	EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow:

	June 30
	2009	2008	2007
	(In thousands, except per share data)
Basic
Net income	$4,749	$3,868	$4,664
Weighted average common shares outstanding	13,087,469	13,492,656	13,627,566
Basic earnings per share	$0.36	$0.29	$0.34
Diluted
Net income	$4,749	$3,868	$4,664
Weighted average common shares outstanding for basic earnings per common share	13,087,469	13,492,656	13,627,566
Add: Dilutive effects of stock awards	─	5,246	23,028
Add: Dilutive effects of stock options	─	─	1,657
Average shares and dilutive potential common shares	13,087,469	13,497,902	13,652,251
Diluted earnings per common share	$0.36	$0.29	$0.34

Stock options for 484,400, 322,400, 40,000 shares of common stock were not considered in computing diluted earnings per common share for the years ended June 30, 2009, 2008 and 2007, respectively, because to do so would be anti-dilutive.

20.	OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	June 30
	2009	2008	2007
	(In thousands)

Net change unrealized holding gain on securities available-for-sale	$97	$247	$207
Tax effect	(40)	(101)	(86)
Other comprehensive income	$57	$146	$121

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009, 2008 AND 2007

21.	CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth our Company’s unaudited results of operations for the four quarters ended 2009 and 2008.

	Three months ended
	September 30	December 31	March 31	June 30
	(In thousands, except share data)
Fiscal Year 2009
Interest income	$11,505	$11,112	$11,284	$11,272
Interest expense	6,230	5,945	5,478	5,230
Net interest income	5,275	5,167	5,806	6,042
Provision for loan losses	363	984	660	579
Noninterest income	1,210	1,177	1,038	1,124
Other noninterest expense	3,935	3,965	4,218	4,631
Income before income tax	2,187	1,395	1,966	1956
Income tax expense	778	464	772	741
Net income	$1,409	$931	$1,194	$1,215

Basic and Diluted earnings per share	$0.10	$0.07	$0.09	$0.10

Fiscal Year 2008
Interest income	$10,987	$11,251	$11,586	$11,414
Interest expense	6,460	6,488	6,499	6,322
Net interest income	4,527	4,763	5,087	5,092
Provision for loan losses	168	184	200	410
Noninterest income	1,041	1,040	1,132	1,107
Terminated stock offering costs	─	1,279	─	─
Other noninterest expense	3,853	3,802	3,928	3,964
Total noninterest expense	3,853	5,081	3,928	3,964
Income before income tax	1,547	538	2,091	1,825
Income tax expense	554	132	766	681
Net income	$993	$406	$1,325	$1,144

Basic and Diluted earnings per share	$0.07	$0.03	$0.10	$0.09

22.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

Condensed financial information of K-Fed Bancorp follows:

CONDENSED BALANCE SHEETS

	June 30 2009	June 30 2008
	(In thousands)
Assets
Cash and cash equivalents	$5,672	$4,005
Securities available for sale	4,236	8,539
ESOP Loan	2,387	2,835
Investment in bank subsidiary	80,295	74,442
Accrued income receivable	18	34
Other assets	─	484
	$92,608	$90,339
Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$50	$11
Stockholders’ equity	92,558	90,328
	$92,608	$90,339

CONDENSED STATEMENTS OF INCOME

	June 30
	2009	2008	2007
	(In thousands)
Income
Interest on ESOP Loan	$107	$125	$3
Dividend from subsidiary	─	─	10,000
Interest on investment securities, taxable	305	498	405
Other interest and dividend income	15	49	351
Total income	427	672	10,759
Expenses
Terminated stock offering costs	─	1,279	─
Other operating expenses	364	241	291
Total operating expenses	364	1,520	291
Income before income taxes and equity in undistributed earnings of bank subsidiary	63	(848)	10,468
Income taxes	26	(334)	160
Income before equity in undistributed earnings of bank subsidiary	37	(514)	10,308
Equity in undistributed earnings of bank subsidiary (dividends in excess of earnings)	4,712	4,382	(5,644)
Net income	$4,749	$3,868	$4,664

CONDENSED STATEMENTS OF CASH FLOWS

	June 30
	2009	2008	2007
	(In thousands)
Operating activities
Net income	$4,749	$3,868	$4,664
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed) dividends in excess of earnings of bank subsidiary	(4,712)	(4,382)	5,644
Amortization of net premiums on investments	8	22	31
Net change in accrued income receivable	16	44	(28)
Net change in other assets	468	(360)	(3)
Net change in accrued expenses and other liabilities	10	(3)	(38)
Net cash (used in) provided by operating activities	539	(811)	10,270
Investing activities
Purchases of securities available-for-sale	─	─	(8,860)
Proceeds from maturities of available-for-sale investments	4,397	5,271	6,745
Net change in ESOP loan receivable	448	429	414
Net cash provided (used in) by investing activities	4,845	5,700	(1,701)

Financing activities
Dividends paid on common stock	(1,872)	(1,957)	(1,844)
Exercise of stock options	─	─	170
Purchase of treasury stock	(1,845)	(4,963)	(4,946)
Net cash used in financing activities	(3,717)	(6,920)	(6,620)

Net change in cash and cash equivalents	1,667	(2,031)	1,949
Cash and cash equivalents at beginning of year	4,005	6,036	4,087
Cash and cash equivalents at end of year	$5,672	$4,005	$6,036