Form 10-Q
period 2009-09-30
K-FED BANCORP
filed 2009-11-09
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Common Stock, $.01 par value – 13,303,988 shares outstanding as of October 30, 2009.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
 (Dollars in thousands, except per share data)

	September 30 2009	June 30 2009
ASSETS
Cash and due from banks	$13,847	$32,685
Federal funds sold	19,660	41,020
Total cash and cash equivalents	33,507	73,705
Interest earning time deposits in other financial institutions	28,122	25,508
Securities available-for-sale, at fair value	3,591	4,236
Securities held-to-maturity, fair value of $5,063 and $5,625 at September 30, 2009 and June 30, 2009, respectively	4,932	5,528
Federal Home Loan Bank stock, at cost	12,649	12,649
Loans receivable, net of allowance for loan losses of $5,297 and $4,586 at September 30, 2009 and June 30, 2009, respectively	759,406	746,875
Accrued interest receivable	3,401	3,402
Premises and equipment, net	2,426	2,562
Core deposit intangible	128	147
Goodwill	3,950	3,950
Bank-owned life insurance	12,006	11,884
Real estate owned	—	496
Other assets	4,042	4,155
Total assets	$868,160	$895,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$54,170	$50,161
Interest bearing	543,946	516,032
Total deposits	598,116	566,193
Federal Home Loan Bank advances, short-term	10,000	70,000
Federal Home Loan Bank advances, long-term	137,000	137,004
State of California time deposit	25,000	25,000
Accrued expenses and other liabilities	4,255	4,342
Total liabilities	774,371	802,539
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; September 30, 2009 — 14,728,440 shares issued June 30, 2009 — 14,728,440 shares issued	147	147
Additional paid-in capital	59,315	59,134
Retained earnings	54,459	53,512
Accumulated other comprehensive income, net of tax	72	77
Unearned employee stock ownership plan (ESOP) shares	(2,047)	(2,161)
Treasury stock, at cost (September 30, 2009 — 1,424,452 shares; June 30, 2009 — 1,423,852 shares)	(18,157)	(18,151)
Total stockholders’ equity	93,789	92,558
Total liabilities and stockholders’ equity	$868,160	$895,097
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
 (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30
	2009	2008
Interest Income
Interest and fees on loans	$11,033	$10,900
Interest on securities, taxable	102	174
Federal Home Loan Bank dividends	27	192
Other interest	158	239
Total interest income	11,320	11,505
Interest Expense
Interest on deposits	2,807	3,509
Interest on borrowings	2,323	2,721
Total interest expense	5,130	6,230
Net interest income	6,190	5,275
Provision for loan losses	865	363
Net interest income after provision for loan losses	5,325	4,912
Noninterest income
Service charges and fees	617	622
ATM fees and charges	450	453
Referral commissions	81	76
Loss on equity investment	(75)	(66)
Bank-owned life insurance	122	119
Other noninterest income	5	6
Total noninterest income	1,200	1,210
Noninterest expense
Salaries and benefits	2,142	1,990
Occupancy and equipment	598	596
ATM expense	411	365
Advertising and promotional	104	102
Professional services	183	222
Federal deposit insurance premiums	251	87
Postage	64	67
Telephone	181	121
Other operating expense	339	385
Total noninterest expense	4,273	3,935
Income before income tax expense	2,252	2,187
Income tax expense	842	778
Net income	$1,410	$1,409
Comprehensive Income	$1,405	$1,412
Earnings per common share:
Basic	$0.11	$0.11
Diluted	$0.11	$0.11
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
 (Unaudited)
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2009		14,728,440	$147	$59,134	$53,512	$77	$(2,161)	(1,423,852)	$(18,151)	$92,558
Comprehensive income
Net income for the three months ended September 30, 2009	$1,410	—	—	—	1,410	—	—	—	—	1,410
Other comprehensive income – unrealized loss on securities, net of tax	(5)	—	—	—	—	(5)	—	—	—	(5)
Total comprehensive income	$1,405
Dividends declared ($0.11 per share) *		—	—	—	(463)	—	—	—	—	(463)
Purchase of treasury stock		—	—	—	—	—	—	(600)	(6)	(6)
Stock options earned		—	—	85	—	—	—	—	—	85
Allocation of stock awards		—	—	108	—	—	—	—	—	108
Allocation of ESOP common stock		—	—	(12)	—	—	114	—	—	102
Balance September 30, 2009		14,728,440	$147	$59,315	$54,459	$72	$(2,047)	(1,424,452)	$(18,157)	$93,789

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30
	2009	2008
OPERATING ACTIVITIES
Net income	$1,410	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	1	4
(Accretion) Amortization of net discounts on loan purchases	(1)	22
Amortization (Accretion) of net loan origination costs	16	(55)
Provision for loan losses	865	363
Federal Home Loan Bank stock (FHLB) dividend	—	(192)
Depreciation and amortization	196	213
Amortization of core deposit intangible	19	23
Loss on equity investment	75	66
Increase in cash surrender value of bank-owned life insurance	(122)	(119)
Accretion of net premiums on purchased certificates of deposits	—	(37)
Accretion of debt exchange costs	(4)	(4)
Allocation of ESOP common stock	102	111
Allocation of stock awards	108	101
Stock options earned	85	79
Net change in accrued interest receivable	1	(65)
Net change in other assets	31	(89)
Net change in accrued expenses and other liabilities	(87)	644
Net cash provided by operating activities	2,695	2,474

INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities sesddfsfssecurities	638	766
Proceeds from maturities and principal repayments of held-to-maturity securities	596	201
Net change in interest earning time deposits with other financial institutions	(2,614)	(7,325)
Net change in loans	(13,411)	2,221
Proceeds from sale of real estate owned	504	225
Purchases of premises and equipment	(60)	(12)
Net cash used in investing activities	(14,347)	(3,924)

FINANCING ACTIVITIES
Repayment of FHLB advances	(60,000)	(10,000)
Dividends paid on common stock	(463)	(473)
Purchase of treasury stock	(6)	(874)
Net change in deposits	31,923	14,153
Net cash provided by (used in) financing activities	(28,546)	2,806

Net (decrease) increase in cash and cash equivalents	(40,198)	1,356
Beginning cash and cash equivalents	73,705	51,240
Ending cash and cash equivalents	$33,507	$52,596

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business:  K-Fed Bancorp (or the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (or the “Parent”). The Company and its Parent are holding companies that are federally chartered. The Company’s sole subsidiary, Kaiser Federal Bank (or the “Bank”), is a federally chartered savings association, which provides retail and commercial banking services to individuals and business customers from its nine branch locations throughout California. While the Bank originates many types of residential and commercial real estate loans, a large percentage of our residential real estate loans have been purchased from other financial institutions using our underwriting standards.  However, we have not purchased any loans since June 2007.

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

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2010. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Subsequent Events:  Management has reviewed events occurring through November 9, 2009, the date the financial statements were issued and determined no subsequent events requiring accrual or disclosure occurred.

Reclassifications:  Some items in prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

Effective July 2009, The Financial Accounting Standards Board (“FASB”) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission.  Since the codification did not alter existing GAAP, it did not have an impact on the financial statements of the Company.

In December 2007, the FASB issued new authoritative guidance under ASC Topic 805, “Business Combinations.” This guidance replaces the standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This guidance requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The guidance will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the guidance will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  The new authoritative guidance under ASC Topic 805 was effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on the financial statements of the Company.

In June 2008, the FASB issued new authoritative guidance under ASC Topic 260, “Earnings Per Share.”  The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The new authoritative guidance under ASC Topic 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this guidance. The adoption of this guidance did not have a material impact upon the Company.

Newly Issued Accounting Standards:

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative guidance under ASC Topic 860 will be effective at the start of the fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this guidance is not expected to have a material impact upon the Company.

In June 2009, the FASB issued new authoritative guidance under Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.”  Under FASB’s Codification at ASC 105-10-65-1d, SFAS No. 167 will remain authoritative until integrated into the FASB Codification.  SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  SFAS No. 167 will be effective at the start of the fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this guidance is not expected to have a material impact upon the Company.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” and was issued to increase the consistency in the application of ASC Topic 820.  This ASU applies to all entities that measure liabilities at fair value under ASC Topic 820 and amends sections of ASC 820-10.  This ASU states that, in circumstances in which a quoted price in an active market for the identical liability is not available, fair value of the liability must be measured by either (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (b) another valuation technique that is consistent with the principles of ASC Topic 820, such as an income approach or a market approach.  Further if a restriction on the transference of the liability exists, the ASU clarifies that an entity is not required to factor that in to the inputs of the fair value determination.  Lastly, the ASU also clarifies that a quoted price in an active market for the identical liability, or an unadjusted quoted price in an active market for the identical liability, when traded as an asset, are level 1 measurements within the fair value hierarchy.  The guidance in this ASU is effective for the first reporting period beginning after August 2009.  The adoption of this guidance is not expected to have a material impact upon the Company.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Unvested stock awards with non-forfeitable rights to dividends are considered outstanding for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.
	Three months ended September 30,
	2009	2008
Basic	(Dollars in thousands, except per share data)
Net income	$1,410	$1,409
Weighted average common shares outstanding	13,088,485	13,165,194
Basic earnings per share	$0.11	$0.11

Diluted
Net income	$1,410	$1,409

Weighted average common shares outstanding	13,088,485	13,165,194
Dilutive effect of stock options	—	—
Average shares and dilutive potential common shares	13,088,485	13,165,194
Diluted earnings per share	$0.11	$0.11

For the three months ended September 30, 2009 and 2008, outstanding stock options to purchase 484,400 and 322,400 shares, respectively, were anti-dilutive and not considered in computing diluted earnings per common share.

Note 3 – Fair Value Measurements

FASB ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Assets and liabilities measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements at September 30, 2009 Using
Assets at September 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available for sale securities
Mortgage-backed securities (residential)	$476	$—	$476	$—
Collateralized mortgage obligations (residential)	$3,115	$—	$3,115	$—

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$524	$—	$524	$—
Collateralized mortgage obligations (residential)	$3,712	$—	$3,712	$—

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP.  The following assets and liabilities were measured at fair value on a non-recurring basis:
		Fair Value Measurements at September 30, 2009 Using
Assets at September 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$11,466	$—	$—	$11,466

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$7,659	$—	$—	$7,659

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $13,301,000 at September 30, 2009 as compared to $8,860,000 at June 30, 2009.  The fair value of collateral is calculated using a third party appraisal.  The valuation allowance for these loans was $1,835,000 at September 30, 2009 as compared to $1,201,000 at June 30, 2009.  An additional provision for loan losses of $738,000 was made for the three months ended September 30, 2009 relating to impaired loans.

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

The estimated fair values of the Company’s financial instruments are summarized as follows:
	September 30, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$33,507	$33,507	$73,705	$73,705
Interest earning time deposits in other financial institutions	28,122	28,122	25,508	25,508
Securities available-for-sale	3,591	3,591	4,236	4,236
Securities held-to-maturity	4,932	5,063	5,528	5,625
Federal Home Loan Bank Stock	12,649	NA	12,649	NA
Loans receivable, net	746,105	777,762	738,015	763,451
Accrued interest receivable	3,401	3,401	3,402	3,402
Financial liabilities:
Deposits	598,116	592,135	566,193	549,207
Borrowings	147,000	155,012	207,004	215,677
State of California time deposit	25,000	25,268	25,000	25,320

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses		Amortized Cost
	(In thousands)
September 30, 2009
Mortgage-backed (residential):
Freddie Mac	$476	$15	$	─	$461
Collateralized mortgage obligations (residential):
Freddie Mac	3,115	108		─	3,007
Total	$3,591	$123	$	─	$3,468

June 30, 2009
Mortgage-backed (residential):
Freddie Mac	$524	$13	$	─	$511
Collateralized mortgage obligations (residential):
Freddie Mac	3,712	117		─	3,595
Total	$4,236	$130	$	─	$4,106

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses		Fair Value
	(In thousands)
September 30, 2009
Mortgage-backed
Fannie Mae	$173	$1	$	─	$174
Freddie Mac	150	─		─	150
Ginnie Mae	107	4		─	111
Collateralized mortgage obligations
Fannie Mae	1,673	25		─	1,698
Freddie Mac	2,829	101		─	2,930
Ginnie Mae	─	─		─	─
Total	$4,932	$131	$	─	$5,063

June 30, 2009
Mortgage-backed
Fannie Mae	$191	$1	$	─	$192
Freddie Mac	156	─		─	156
Ginnie Mae	111	4		─	115
Collateralized mortgage obligations
Fannie Mae	1,819	14		(1)	1,832
Freddie Mac	3,251	93		(14)	3,330
Ginnie Mae	─	─		─	─
Total	$5,528	$112		$(15)	$5,625

There were no sales of securities during the three months ended September 30, 2009 and 2008.

Securities with unrealized losses at September 30, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months				12 months or more				Total
	Fair		Unrealized		Fair		Unrealized		Fair		Unrealized
	Value		Loss		Value		Loss		Value		Loss
(In thousands)
September 30, 2009
Description of Securities
Mortgage-backed	$	─	$	─	$	─	$	─	$	─	$	─
Collateralized mortgage obligations		─		─		─		─		─		─
Total temporarily impaired	$	─	$	─	$	─	$	─	$	─	$	─

June 30, 2009
Description of Securities
Mortgage-backed	$	─	$	─	$	─	$	─	$	─	$	─
Collateralized mortgage obligations		1,353		(15)		─		─		1,353		(15)
Total temporarily impaired		$1,353		$(15)	$	─	$	─		$1,353		$(15)

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

Note 5 – Loans

The composition of loans consists of the following:

	September 30, 2009	June 30, 2009
	(In thousands)
Real Estate:
One-to-four family residential, fixed rate	$298,485	$303,287
One-to-four family residential, variable rate	69,522	73,943
Multi-family residential, variable rate	227,801	196,575
Commercial real estate, variable rate	116,093	121,143
	711,901	694,948
Consumer:
Automobile	39,723	41,798
Home equity	1,217	1,299
Other consumer loans, primarily unsecured	11,573	13,119
	52,513	56,216
Total loans
Deferred net loan origination costs	367	376
Net discounts on purchased loans	(78)	(79)
Allowance for loan losses	(5,297)	(4,586)
	$759,406	$746,875

The following is the activity in the allowance for loan losses:

	Three months ended September 30,
	2009	2008
	(In thousands)
Balance, beginning of period	$4,586	$3,229
Provision for loan losses	865	363
Recoveries	36	62
Loans charged off	(190)	(377)
Balance, end of year	$5,297	$3,277

At September 30, 2009, non-accrual loans totaled $13.3 million, compared to $8.9 million at June 30, 2009.  At September 30, 2009 and June 30, 2009, there were no loans past due more than 90 days and still accruing interest.

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

At September 30, 2009 and June 30, 2009, the Company had a gross investment in impaired loans of $13.3 million and $8.9 million, respectively. Impaired loans at September 30, 2009 included $8.6 million of loans for which valuation allowances of $1.8 million had been established and $4.7 million of loans for which no valuation allowances were established. At June 30, 2009, the Company had $5.1 million of impaired loans for which valuation allowances of $1.2 million had been established and $3.8 million of loans for which no valuation allowances were established. All valuation allowances are recorded as part of the total allowance for loan losses. For the three months ended September 30, 2009, the Company’s average investment in impaired loans was $11.1 million.  For the three months ended September 30, 2008, the Company’s average investment in impaired loans was $4.7 million.

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current. For the three months ended September 30, 2009, income recorded on impaired loans totaled $28,000. For the three months ended September 30, 2008, income recorded on impaired loans totaled $18,000.  Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

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

Recent Developments

Legislative Proposal.  The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision (“OTS”), as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.  The proposal would also eliminate federal savings associations and require all federal savings associations, such as Kaiser Federal Bank, to elect, within six months of the effective date of the legislation, to convert to a national bank, state bank or state savings association.  A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation.  The proposal would also require thrift holding companies such as K-Fed Bancorp to be regulated as bank holding companies subject to the regulation and supervision of the Federal Reserve Board.  Unlike a bank holding company, a thrift holding company is not required to maintain any minimum level of regulatory capital.

U.S. Treasury’s Troubled Asset Relief Program-Capital Purchase Program. On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act (“EESA”) of 2008 that provides the U.S. Secretary of the Treasury broad authority to implement certain actions to help restore stability and liquidity to U.S. markets.  One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program, which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions.  The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  After careful consideration and given that the Bank is well capitalized and profitable with strong credit quality the Company elected not to participate.

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

The Company did not opt out and is participating in this component of the TLGP. As of September 30, 2009 the Company had three accounts with total balances of $993,000 in non-interest bearing transaction accounts in excess of $250,000.  Institutions have until November 2, 2009 to decide whether they will opt out of the extension which takes effect on January 1, 2010.  An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category.  We currently intend to opt into the extension.

The FDIC currently imposes an assessment against institutions for deposit insurance based on the risk category of the institution.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  On February 27, 2009, the FDIC issued a final rule that altered the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.  Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation on May 22, 2009, issued a final rule that imposed a special 5 basis point assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment is capped at 10 basis points of an institution's domestic deposits. On September 30, 2009, the Bank paid $407,000 related to this special assessment.  Future special assessments could also be assessed.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the proposed rule, this pre-payment would be due on December 30, 2009.  Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $3.8 million. We expect that we will be able to make the prepayment from available cash on hand.

Comparison of Financial Condition at September 30, 2009 and June 30, 2009.

Assets.   Total assets decreased $26.9 million, or 3.0% to $868.2 million at September 30, 2009 from $895.1 million at June 30, 2009 due primarily to a decrease in total cash and cash equivalents.  Total cash and cash equivalents decreased $40.2 million, or 54.5% to $33.5 million at September 30, 2009 from $73.7 million at June 30, 2009. The decrease was a result of the repayment of FHLB advances that matured during the quarter.

Our investment securities portfolio decreased $1.2 million, or 12.7% to $8.5 million at September 30, 2009 from $9.8 million at June 30, 2009. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our gross loan portfolio increased by $12.5 million, or 1.7% to $759.4 million at September 30, 2009 from $746.9 million at June 30, 2009. One-to-four family real estate loans decreased $9.2 million, or 2.4% to $368.0 million at September 30, 2009 from $377.2 million at June 30, 2009.  Commercial real estate loans decreased $5.0 million, or 4.2% to $116.1 million at September 30, 2009 from $121.1 million at June 30, 2009.  Multi-family loans increased $31.2 million, or 15.9% to $227.8 million at September 30, 2009 from $196.6 million at June 30, 2009.  Other loans which are comprised primarily of automobile loans decreased $3.7 million, or 6.6% to $52.5 million at September 30, 2009 from $56.2 million at June 30, 2009. Real estate loans comprised 93.1% of the total loan portfolio at September 30, 2009, compared with 92.5% at June 30, 2009. The decrease in one-to-four family and increase in multi-family loans was due to our focus on originating income producing property loans as a means of diversifying the loan portfolio.

Deposits. Total deposits increased $31.9 million or 5.6% to $598.1 million at September 30, 2009 from $566.2 million at June 30, 2009. The change was comprised of increases of $22.1 million in certificates of deposit, $4.3 million in money market accounts, $4.0 million in noninterest-bearing demand accounts and $1.5 million in savings accounts.  The increase in certificate of deposit accounts was a result of promotions for these types of accounts.

Borrowings. Advances from the FHLB of San Francisco decreased $60.0 million, or 29.0% to $147.0 million at September 30, 2009 from $207.0 million at June 30, 2009.  The decline was the result of scheduled maturities in August and September 2009 and was funded with available liquidity as well as increased deposits.

Stockholders’ Equity. Stockholders’ equity increased $1.2 million, to $93.8 million at September 30, 2009 from $92.6 million at June 30, 2009 primarily as a result of $1.4 million in net income for the three months ended September 30, 2009 and the allocation of ESOP shares, stock awards, and stock options earned totaling $295,000. This increase was offset in part by cash payments of $6,000 for the repurchase of shares of common stock and $463,000 in dividends ($0.11 per share) paid to stockholders of record for the three months ended September 30, 2009, excluding shares held by K-Fed Mutual Holding Company which waved receipt of its dividend payment.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the quarter ended September 30, 2009 and 2008, respectively.

	For the three months ended September 30,
		2009 (1)			2008 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$754,024	$11,033	5.85%	$743,437	$10,900	5.86%
Securities(3)	9,069	102	4.50%	15,536	174	4.48%
Federal funds sold	50,180	38	0.30%	39,876	200	2.01%
Federal Home Loan Bank stock	12,649	27	0.85%	12,636	192	6.08%
Interest-earning deposits in other financial institutions	35,361	120	1.36%	7,225	39	2.16%
Total interest-earning assets	861,283	11,320	5.26%	818,710	11,505	5.62%
Noninterest earning assets	44,025			37,043
Total assets	$905,308			$855,753

INTEREST-BEARING LIABILITIES
Money market	$112,042	$309	1.10%	$81,709	$479	2.34%
Savings deposits	131,513	192	0.58%	122,846	384	1.25%
Certificates of deposit	293,292	2,306	3.14%	253,059	2,646	4.18%
Borrowings	214,502	2,323	4.33%	255,017	2,721	4.27%
Total interest-bearing liabilities	751,349	5,130	2.73%	712,631	6,230	3.50%
Noninterest bearing liabilities	60,665			52,392
Total liabilities	812,014			765,023
Equity	93,294			90,730
Total liabilities and equity	$905,308			$855,753
Net interest/spread		$6,190	2.53%		$5,275	2.12%

Margin(4)			2.87%			2.58%

Ratio of interest-earning assets to interest bearing liabilities	114.63%			114.89%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008.

General. Net income was unchanged at $1.4 million for the three months ended September 30, 2009 and 2008, respectively.  Earnings per basic and diluted common share were $0.11 for the three months ended September 30, 2009 and 2008, respectively.  While overall net income remained unchanged the Company experienced an increase of $915,000 in net interest income for the quarter ended September 30, 2009 as compared to the same quarter last year.  The increase in net interest income for the quarter ended September 30, 2009 was offset by increases in the provision for loan losses and noninterest expense of $502,000 and $338,000, respectively.

Interest Income. Interest income decreased by $185,000 or 1.6%, to $11.3 million for the three months ended September 30, 2009 from $11.5 million for the three months ended September 30, 2008. The primary reasons for the decline in interest income were decreases in interest on securities, dividends on FHLB stock and interest on federal funds sold.

Interest income on securities decreased by $72,000 or 41.4%, to $102,000 for the three months ended September 30, 2009 from $174,000 for the three months ended September 30, 2008. The decrease was primarily attributable to a $6.5 million decrease in the average balance of investment securities from $15.5 million for the three months ended September 30, 2008 to $9.1 million for the three months ended September 30, 2009 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

FHLB dividends decreased by $165,000, or 85.9%, to $27,000 for the three months ended September 30, 2009 from $192,000 for the three months ended September 30, 2008.  The decrease was attributable to the FHLB significantly reducing its dividend payment as compared to the prior period.

Other interest income decreased by $81,000 or 33.9% to $158,000 for the three months ended September 30, 2009 from $239,000 for the three months ended September 30, 2008. The decrease was a result of a 171 basis point decline in the average yield earned on federal funds sold from 2.01% for the three months ended September 30, 2008 to 0.30% for the three months ended September 30, 2009.  The yield earned on federal funds sold was impacted by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

Interest Expense. Interest expense decreased $1.1 million or 17.7% to $5.1 million for the three months ended September 30, 2009 from $6.2 million for the three months ended September 30, 2008. The decrease was primarily attributable to a 77 basis point decline in the average cost of interest bearing liabilities from 3.50% for the three months ended September 30, 2008 to 2.73% for the three months ended September 30, 2009 as a result of a general decline in interest rates during the period.  The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $38.7 million from $712.6 million for the three months ended September 30, 2008 to $751.3 million for the three months ended September 30, 2009.

The average balance of borrowing decreased $40.5 million, or 15.9%, to $214.5 million for the three months ended September 30, 2009 from $255.0 million for the three months ended September 30, 2008.  The decline was the result of scheduled advance repayments and was funded with available liquidity due to increased deposits.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in FASB ASC 310, “Accounting Receivables.” The accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

Our provision for loan losses increased to $865,000 for the three months ended September 30, 2009 compared to $363,000 for the three months ended September 30, 2008. The allowance for loan losses as a percent of total loans was 0.69% at September 30, 2009 as compared to 0.44% at September 30, 2008. Net charge-offs totaled $154,000 or 0.08% of average loans for the three months ended September 30, 2009 as compared to $315,000 or 0.17% of average loans for the three months ended September 30, 2008. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in loans that were reviewed for impairment. The increase in delinquencies was experienced primarily in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment in our market area.

The increase in non-performing loans has impacted the level of the allowance for loan losses at September 30, 2009.  Non-performing loans are assessed to determine impairment.  Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.   Accordingly the Company’s specific valuation allowance has increased from $1.2 million at June 30, 2009 to $1.8 million at September 30, 2009.

Noninterest Income. Our noninterest income decreased $10,000, or 0.8% to $1.20 million for the three months ended September 30, 2009 compared to $1.21 million for the three months ended September 30, 2008.

Noninterest Expense. Our noninterest expense increased $338,000, or 8.6% to $4.3 million for the three months ended September 30, 2009 compared to $3.9 million for the three months ended September 30, 2008. The increase was primarily due to a $152,000 increase in salaries and benefits and a $164,000 increase in federal deposit insurance premiums.

Salaries and benefits represented 50.1% and 50.6% of total noninterest expense for the three months ended September 30, 2009 and 2008, respectively. Total salaries and benefits increased $152,000, or 7.6%, to $2.1 million for the three months ended September 30, 2009 from $2.0 million for the three months ended September 30, 2008. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Federal deposit insurance premiums increased $164,000, or 188.5% to $251,000 for the three months ended September 30, 2009 from $87,000 for the year ended September 30, 2008. The increase was due to an increase in the general assessment rate due to ongoing bank failures.

Income Tax Expense. Income tax expense increased $64,000, or 8.2% to $842,000 for the three months ended September 30, 2009 compared to $778,000 for the three months ended September 30, 2008. This increase was primarily the result of a higher effective tax rate for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The effective tax rate was 37.4% and 35.6% for the three months ended September 30, 2009 and 2008, respectively.  The increase in the effective tax rate was attributable to an increase in non-deductible expense related to stock options and stock awards.

Asset Quality

As expected, based on the weakened economy and continued decline in the housing market, the one-to-four family mortgage loan portfolio has shown increased delinquency.  Despite this increased delinquency, non-accrual and delinquency ratios are significantly below industry averages.  This has been accomplished through our conservative and disciplined lending practices including our strict adherence to a long standing disciplined credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, the Bank fully underwrites all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase.

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

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At September 30, 2009
Real estate loans:
One-to-four family	8	$3,853	22	$9,929	30	$13,782
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	—	—	3	30	3	30
Home equity	—	—	—	—	—	—
Other	6	8	5	6	11	14
Total loans	14	$3,861	30	$9,965	44	$13,826

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

As expected, based on the weakened economy and continued decline in the housing market, the one-to-four family mortgage loan portfolio has shown increased delinquency.  Delinquent loans 60 days or more increased to $13.8 million or 1.81% of total loans at September 30, 2009 from $8.5 million or 1.13% of total loans at June 30, 2009.

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  At September 30, 2009, we had $3.4 million of troubled debt restructurings (loans for which a concession has been granted due to the debtor’s financial difficulties) that are included in non-accrual loans in the following table.

Other real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.

	At September 30,	At June 30,	At June 30,
	2009	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$9,929	$6,766	$1,583
Multi-family	—	—	—
Commercial	—	—	—
Other loans:
Automobile	30	—	132
Home equity	—	—	—
Other	6	11	15
Troubled debt restructuring:
One-to-four family	3,138	1,859	—
Multi-family	234	235	—
Commercial	—	—	—
Total non-accrual loans	13,337	8,871	1,730

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	—	496	1,045
Multi-family	—	—	—
Commercial	—	—	—
Other:
Automobile	—	3	161
Home equity	—	—	—
Other	—	—	—
Total other real estate owned and repossessed assets	—	499	1,206

Total non-performing assets	$13,337	$9,370	$2,936
Ratios:
Non-performing loans to total loans (1)	1.74%	1.18%	0.23%

Non-performing assets to total assets	1.54%	1.05%	0.35%

(1) Total loans are net of deferred fees and costs

The increase in non-performing loans was a result of the increased delinquency in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased unemployment in our market area. The increase in non-performing loans has impacted our determination of the allowance for loan losses at September 30, 2009.  Non-performing loans are assessed to determine impairment.  Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.   Accordingly the Company’s specific valuation allowance has increased from $1.2 million at June 30, 2009 to $1.8 million at September 30, 2009.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits as well as interest earning time deposits in other financial institutions. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2009, total approved loan commitments amounted to $7.4 million, which included the unfunded portion of loans of $2.2 million.

Certificates of deposit, State of California time deposits, and advances from the FHLB of San Francisco scheduled to mature in one year or less at September 30, 2009, totaled $144.6 million, $25.0 million and $10.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2009, we had available additional advances from the FHLB of San Francisco in the amount of $160.7 million. In fiscal 2009 we established a line of credit with the Federal Reserve Bank. At September 30, 2009 the available line of credit was $103.8 million.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at September 30, 2009 and June 30, 2009. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$81,864	13.46%	$48,668	8.00%	$60,835	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	78,440	12.89	24,334	4.00	36,501	6.00
Tier 1 (core) capital (to adjusted tangible assets)	78,440	9.11	34,442	4.00	43,052	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$80,077	13.32%	$48,096	8.00%	$60,120	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	76,713	12.76	24,048	4.00	36,072	6.00
Tier 1 (core) capital (to adjusted tangible assets)	76,713	8.65	35,493	4.00	44,367	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards.  At September 30, 2009, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The OTS provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the OTS by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at September 30, 2009 that would occur upon an immediate change in interest rates based on OTS assumptions but without giving effect to any steps that management might take to counteract that change.

	September 30, 2009
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$87,271	$(16,670)	(16)%	10.05%	(143	)bp
+200 bp	95,959	(7,982)	(8)	10.86		(62)
+100 bp	102,322	(1,619)	(2)	11.41		(7)
0 bp	103,941	—	—	11.48	—
-100 bp	98,040	(5,901)	(6)	10.82		(66)

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/08 – 07/31/08	41,469	$10.87	508,788	—
08/1/08 – 08/31/08	—	—	—	228,354
09/1/08 – 09/30/08	14,024	9.96	14,024	214,330
10/1/08 – 10/31/08	—	—	—	214,330
11/1/08 – 11/30/08	14,536	8.14	28,560	199,794
12/1/08 – 12/31/08	75	7.41	28,635	199,719
01/1/09 – 01/31/09	15,150	8.04	43,785	184,569
02/1/09 – 02/28/09	46,983	7.56	90,768	137,586
03/1/09 – 03/31/09	37,956	7.68	128,724	99,630
04/1/09 – 04/30/09	—	—	—	99,630
05/1/09 – 05/31/09	10,125	7.82	138,849	89,505
06/1/09 – 06/30/09	400	9.95	139,249	89,105
07/1/09 – 07/31/09	—	—	—	89,105
08/1/09 – 08/31/09	—	—	—	89,105
09/1/09 – 09/30/09	600	9.17	139,849	88,505

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

Dated: November 9, 2009
BY: /s/ K. M. Hoveland
K. M. Hoveland
President, Chief Executive Officer

BY: /s/ Dustin Luton
Dustin Luton
Chief Financial Officer