Form 10-Q
period 2009-12-31
K-FED BANCORP
filed 2010-02-09
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

Common Stock, $.01 par value – 13,291,512 shares outstanding as of January 29, 2010.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)
	December 31 2009	June 30 2009
ASSETS
Cash and due from banks	$9,894	$32,685
Federal funds sold	39,395	41,020
Total cash and cash equivalents	49,289	73,705
Interest earning time deposits in other financial institutions	19,223	25,508
Securities available-for-sale, at fair value	3,167	4,236
Securities held-to-maturity, fair value of $4,662 and $5,625 at December 31, 2009 and June 30, 2009, respectively	4,536	5,528
Federal Home Loan Bank stock, at cost	12,649	12,649
Loans receivable, net of allowance for loan losses of $10,740 and $4,586 at December 31, 2009 and June 30, 2009, respectively	757,963	746,875
Accrued interest receivable	3,231	3,402
Premises and equipment, net	2,356	2,562
Core deposit intangible	114	147
Goodwill	3,950	3,950
Bank-owned life insurance	12,127	11,884
Real estate owned	403	496
Other assets	8,523	4,155
Total assets	$877,531	$895,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$64,958	$50,161
Interest bearing	559,241	516,032
Total deposits	624,199	566,193
Federal Home Loan Bank advances, short-term	62,000	70,000
Federal Home Loan Bank advances, long-term	85,000	137,004
State of California time deposit	10,000	25,000
Accrued expenses and other liabilities	4,096	4,342
Total liabilities	785,295	802,539
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; December 31, 2009 — 14,728,440 shares issued June 30, 2009 — 14,728,440 shares issued	147	147
Additional paid-in capital	59,440	59,134
Retained earnings	52,788	53,512
Accumulated other comprehensive income, net of tax	60	77
Unearned employee stock ownership plan (ESOP) shares	(1,934)	(2,161)
Treasury stock, at cost (December 31, 2009 — 1,436,928 shares; June 30, 2009 — 1,423,852 shares)	(18,265)	(18,151)
Total stockholders’ equity	92,236	92,558
Total liabilities and stockholders’ equity	$877,531	$895,097
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$11,020	$10,719	$22,052	$21,619
Interest on securities, taxable	92	164	195	339
Federal Home Loan Bank dividends	—	122	27	314
Other interest	105	107	263	346
Total interest income	11,217	11,112	22,537	22,618
Interest expense
Interest on deposits	2,746	3,444	5,553	6,952
Interest on borrowings	1,709	2,501	4,032	5,223
Total interest expense	4,455	5,945	9,585	12,175
Net interest income	6,762	5,167	12,952	10,443
Provision for loan losses	5,650	984	6,515	1,347
Net interest income after provision for loan losses	1,112	4,183	6,437	9,096
Noninterest income
Service charges and fees	578	619	1,195	1,241
ATM fees and charges	470	424	920	877
Referral commissions	77	77	158	153
Loss on equity investment	(75)	(66)	(150)	(132)
Bank-owned life insurance	121	118	243	237
Other noninterest income	22	5	27	11
Total noninterest income	1,193	1,177	2,393	2,387
Noninterest expense
Salaries and benefits	2,119	1,991	4,261	3,982
Occupancy and equipment	585	593	1,182	1,189
ATM expense	426	356	837	721
Advertising and promotional	107	92	211	194
Professional services	216	237	399	459
Federal deposit insurance premiums	240	92	491	178
Postage	73	77	137	144
Telephone	169	131	350	252
Other operating expense	385	396	724	782
Total noninterest expense	4,320	3,965	8,592	7,901
Income (loss) before income tax expense	(2,015)	1,395	238	3,582
Income tax expense (benefit)	(809)	464	34	1,242
Net income (loss)	$(1,206)	$931	$204	$2,340
Comprehensive income (loss)	$(1,219)	$948	$187	$2,361
Earnings (loss) per common share:
Basic	$(0.09)	$0.07	$0.02	$0.18
Diluted	$(0.09)	$0.07	$0.02	$0.18
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2009		14,728,440	$147	$59,134	$53,512	$77	$(2,161)	(1,423,852)	$(18,151)	$92,558
Comprehensive income
Net income for the six months ended December 31, 2009	$204	—	—	—	204	—	—	—	—	204
Other comprehensive income – unrealized loss on securities, net of tax	(17)	—	—	—	—	(17)	—	—	—	(17)
Total comprehensive income	$187
Dividends declared ($0.22 per share) *		—	—	—	(928)	—	—	—	—	(928)
Purchase of treasury stock		—	—	—	—	—	—	(13,076)	(114)	(114)
Stock options earned		—	—	175	—	—	—	—	—	175
Allocation of stock awards		—	—	155	—	—	—	—	—	155
Allocation of ESOP common stock		—	—	(24)	—	—	227	—	—	203
Balance December 31, 2009		14,728,440	$147	$59,440	$52,788	$60	$(1,934)	(1,436,928)	$(18,265)	$92,236

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

3

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended December 31
	2009	2008
OPERATING ACTIVITIES
Net income	$204	$2,340
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	2	7
(Accretion) Amortization of net discounts on loan purchases	(14)	46
Amortization (Accretion) of net loan origination costs	34	(36)
Provision for loan losses	6,515	1,347
Federal Home Loan Bank stock (FHLB) dividend	—	(314)
Depreciation and amortization	390	431
Amortization of core deposit intangible	33	42
Loss on equity investment	150	132
Increase in cash surrender value of bank-owned life insurance	(243)	(237)
Accretion of debt exchange costs	(4)	(8)
Allocation of ESOP common stock	203	202
Allocation of stock awards	155	203
Stock options earned	175	159
Net change in accrued interest receivable	171	(14)
Net change in other assets	(4,517)	91
Net change in accrued expenses and other liabilities	(246)	(66)
Net cash provided by operating activities	3,008	4,325

INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities sesddfsfssecurities	1,042	1,602
Proceeds from maturities and principal repayments of held-to-maturity securities	991	354
Net change in interest earning time deposits with other financial institutions	6,285	(4,131)
Net change in loans	(18,026)	(1,934)
Proceeds from sale of real estate owned	504	1,047
Redemption of FHLB stock	—	205
Purchases of premises and equipment	(184)	(258)
Net cash used in investing activities	(9,388)	(3,115)

FINANCING ACTIVITIES
Repayment of FHLB advances	(60,000)	(28,000)
Dividends paid on common stock	(928)	(946)
Purchase of treasury stock	(114)	(994)
Net change in deposits	58,006	12,919
Change in State of California time deposit	(15,000)	—
Net cash used in financing activities	(18,036)	(17,021)

Net decrease in cash and cash equivalents	(24,416)	(15,811)
Beginning cash and cash equivalents	73,705	51,240
Ending cash and cash equivalents	$49,289	$35,429

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

The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2010. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Subsequent Events: Management has reviewed events occurring through February 9, 2010, the date the financial statements were issued and determined no subsequent events requiring accrual or disclosure occurred.

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

In December 2007, the FASB issued new authoritative guidance under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” This guidance replaces the standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This guidance requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The guidance will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the guidance will result in payments to third parties for consulting, legal, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. The new authoritative guidance under ASC Topic 805 was effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on the financial statements of the Company.

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

In June 2009, the FASB issued new authoritative guidance under Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 which provides updates to ASC Topic 810, “Consolidations”  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new guidance under ASC Topic 810 will be effective at the start of the fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this guidance is not expected to have a material impact upon the Company.

Note 2 – Earnings (Loss) Per Share

Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Unvested stock awards with non-forfeitable rights to dividends are considered outstanding for this calculation. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under stock options.

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Basic	(Dollars in thousands, except per share data)
Net income (loss)	$(1,206)	$931	$204	2,340
Weighted average common shares outstanding	13,095,348	13,156,966	13,091,916	13,161,080
Basic earnings (loss) per share	$(0.09)	$0.07	$0.02	0.18

Diluted
Net income (loss)	$(1,206)	$931	$204	2,340

Weighted average common shares outstanding	13,095,348	13,156,966	13,091,916	13,161,080
Dilutive effect of stock options	—	—	—	—
Average shares and dilutive potential common shares	13,095,348	13,156,966	13,091,916	13,161,080
Diluted earnings (loss) per share	$(0.09)	$0.07	$0.02	0.18

For the three and six months ended December 31, 2009 outstanding stock options to purchase 484,400 shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share. For the three and six months ended December 31, 2008 outstanding stock options to purchase 304,400 shares were anti-dilutive and not considered in computing diluted earnings per common share.

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

Nonrecurring adjustments to certain real estate properties classified as real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements at December 31, 2009 Using
Assets at December 31, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$438	$—	$438	$—
Collateralized mortgage obligations (residential)	$2,729	$—	$2,729	$—

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$524	$—	$524	$—
Collateralized mortgage obligations (residential)	$3,712	$—	$3,712	$—

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. The following assets and liabilities were measured at fair value on a non-recurring basis:

		Fair Value Measurements at December 31, 2009 Using
Assets at December 31, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$14,556	$—	$—	$14,556
Real estate owned	$403	$—	$—	$403

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$3,855	$—	$—	$3,855
Real estate owned	$496	$—	$—	$496

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,186,000 at December 31, 2009 as compared to $5,056,000 at June 30, 2009. The fair value of collateral is calculated using a third party appraisal. The valuation allowance for these loans was $3,630,000 at December 31, 2009 as compared to $1,201,000 at June 30, 2009. An additional provision for loan losses of $2,642,000 was made for the six months ended December 31, 2009 relating to impaired loans.

Real estate owned is measured at the lower of carrying amount or fair value less costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and six months ended December 31, 2009, the Company did not incur any charges to reduce real estate owned to fair value.

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

Loans

The estimated fair value for all loans is determined by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities.

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

The estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$49,289	$49,289	$73,705	$73,705
Interest earning time deposits in other financial institutions	19,223	19,223	25,508	25,508
Securities available-for-sale	3,167	3,167	4,236	4,236
Securities held-to-maturity	4,536	4,662	5,528	5,625
Federal Home Loan Bank Stock	12,649	NA	12,649	NA
Loans receivable, net	735,467	768,079	738,015	763,451
Accrued interest receivable	3,231	3,231	3,402	3,402
Financial liabilities:
Deposits	624,199	617,957	566,193	560,531
Borrowings	147,000	154,085	207,004	215,677
State of California time deposit	10,000	10,092	25,000	25,320

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses		Amortized Cost
	(In thousands)
December 31, 2009
Mortgage-backed (residential):
Freddie Mac	$438	$13	$	─	$425
Collateralized mortgage obligations (residential):
Freddie Mac	2,729	89		─	2,640
Total	$3,167	$102	$	─	$3,065

June 30, 2009
Mortgage-backed (residential):
Freddie Mac	$524	$13	$	─	$511
Collateralized mortgage obligations (residential):
Freddie Mac	3,712	117		─	3,595
Total	$4,236	$130	$	─	$4,106

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains		Gross Unrecognized Losses		Fair Value
	(In thousands)
December 31, 2009
Mortgage-backed
Fannie Mae	$171	$	─	$	─	$171
Freddie Mac	146		─		─	146
Ginnie Mae	103		3		─	106
Collateralized mortgage obligations
Fannie Mae	1,568		34		─	1,602
Freddie Mac	2,548		89		─	2,637
Ginnie Mae	─		─		─	─
Total	$4,536		$126	$	─	$4,662

June 30, 2009
Mortgage-backed
Fannie Mae	$191		$1	$	─	$192
Freddie Mac	156		─		─	156
Ginnie Mae	111		4		─	115
Collateralized mortgage obligations
Fannie Mae	1,819		14		(1)	1,832
Freddie Mac	3,251		93		(14)	3,330
Ginnie Mae	─		─		─	─
Total	$5,528		$112		$(15)	$5,625

There were no sales of securities during the six months ended December 31, 2009 and December 31, 2008.

Securities with unrealized losses at December 31, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months				12 months or more				Total
	Fair		Unrealized		Fair		Unrealized		Fair		Unrealized
	Value		Loss		Value		Loss		Value		Loss
(In thousands)
December 31, 2009
Description of Securities
Mortgage-backed	$	─	$	─	$	─	$	─	$	─	$	─
Collateralized mortgage obligations		─		─		─		─		─		─
Total temporarily impaired	$	─	$	─	$	─	$	─	$	─	$	─

June 30, 2009
Description of Securities
Mortgage-backed	$	─	$	─	$	─	$	─	$	─	$	─
Collateralized mortgage obligations		1,353		(15)		─		─		1,353		(15)
Total temporarily impaired		$1,353		$(15)	$	─	$	─		$1,353		$(15)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company does not have the intent to sell these securities and it is not more than likely it will be required to sell the securities before their anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more than likely it will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

Note 5 – Loans

The composition of loans consists of the following:

	December 31, 2009	June 30, 2009
	(In thousands)
Real Estate:
One-to-four family residential, fixed rate	$289,582	$303,287
One-to-four family residential, variable rate	63,822	73,943
Multi-family residential, variable rate	247,867	196,575
Commercial real estate, variable rate	114,899	121,143
	716,170	694,948
Consumer:
Automobile	36,045	41,798
Home equity	1,092	1,299
Other consumer loans, primarily unsecured	15,021	13,119
	52,158	56,216
Total loans	768,328	751,164
Deferred net loan origination costs	440	376
Net discounts on purchased loans	(65)	(79)
Allowance for loan losses	(10,740)	(4,586)
	$757,963	$746,875

The following is the activity in the allowance for loan losses:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
	(In thousands)
Balance, beginning of period	$5,297	$3,278	$4,586	$3,229
Provision for loan losses	5,650	984	6,515	1,347
Recoveries	10	76	46	138
Loans charged off	(217)	(406)	(407)	(782)
Balance, end of period	$10,740	$3,932	$10,740	$3,932

At December 31, 2009, non-accrual loans totaled $22.5 million, compared to $8.9 million at June 30, 2009. At December 31, 2009 and June 30, 2009, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans are troubled debt restructures of $5,092,000 and $2,094,000 at December 31, 2009 and June 30, 2009, respectively.

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

Individually impaired loans were as follows:

	December 31, 2009	June 30, 2009
	(In thousands)
Loans with no allocated allowance	$3,270	$3,522
Troubled debt restructured loans with no allocated allowance	1,040	282
Loans with allocated allowance	14,134	3,244
Troubled debt restructured loans with allocated allowance	4,052	1,812
	$22,496	$8,860

Amount of allowance allocated	$2,439	$648
Amount of allowance allocated for troubled debt restructured loans	1,191	553
Total allowance for loan losses allocated	$3,630	$1,201

For the three and six months ended December 31, 2009, the Company’s average investment in impaired loans was $17.9 million and $14.9 million, respectively. For the three and six months ended December 31, 2008, the Company’s average investment in impaired loans was $5.6 million and $5.0 million, respectively.

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current. For the three and six months ended December 31, 2009, income recorded on impaired loans totaled $114,000 and $142,000, respectively. For the three and six months ended December 31, 2008, income recorded on impaired loans totaled $17,000 and $34,000, respectively. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often includes words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Certain factors that could cause actual results to differ materially from expected results include, changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the business of K-Fed Bancorp and Kaiser Federal Bank, and changes in the securities markets. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

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

Federal Deposit Insurance Corporation Coverage/Assessments. The Emergency Economic Stabilization Act (“EESA”) of 2008 temporarily increased the limit on FDIC coverage for deposits to $250,000 from $100,000 through December 31, 2013. In addition, on October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions were automatically enrolled in the program through December 5, 2008 at no cost. Organizations that did not wish to participate in the TLGP needed to opt out by December 5, 2008. After that time, participating entities were charged fees. One component of the TLGP provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount.

This program, originally set to expire on December 31, 2009, was recently extended to June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis. The Company did not opt out and is participating in this component of the TLGP. As of December 31, 2009 the Company had no non-interest bearing transaction accounts in excess of $250,000. We opted into the extension which took effect on January 1, 2010.  An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category.

The FDIC currently imposes an assessment against institutions for deposit insurance based on the risk category of the institution. Federal law requires the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. On February 27, 2009, the FDIC issued a final rule that altered the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation on May 22, 2009, issued a final rule that imposed a special 5 basis point assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which was collected on December 31, 2009. The special assessment was capped at 10 basis points of an institution's domestic deposits. On December 31, 2009, the Bank paid $407,000 related to this special assessment. Future special assessments could also be assessed.

The FDIC issued a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was $3.5 million.

Market Area

The financial services sector of the United States economy continues to experience a declining economic environment.  Economic conditions remain weak both nationally and in our market area of California.  We continue to experience a downward pressure on home prices and California remains one of the top in the nation for foreclosure activity.  California, in particular has experienced significant declines in real estate values and elevated unemployment rates.  Unemployment rates in California increased to 12.4% in December 2009 from 11.6% in June 2009.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009.

Assets. Total assets decreased $17.6 million, or 2.0% to $877.5 million at December 31, 2009 from $895.1 million at June 30, 2009 due primarily to a decrease in total cash and cash equivalents. Total cash and cash equivalents decreased $24.4 million, or 33.1% to $49.3 million at December 31, 2009 from $73.7 million at June 30, 2009. The decrease was a result of the repayment of $60.0 million in FHLB advances that matured during the period.  The repayment was funded with available liquidity and strong deposit growth.

Our investment securities portfolio decreased $2.1 million, or 21.1% to $7.7 million at December 31, 2009 from $9.8 million at June 30, 2009. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our loan portfolio increased by $11.1 million, or 1.5% to $758.0 million at December 31, 2009 from $746.9 million at June 30, 2009 due primarily to an increase in multi-family loans. Multi-family loans increased $51.3 million, or 26.1% to $247.9 million at December 31, 2009 from $196.6 million at June 30, 2009. One-to-four family real estate loans decreased $23.8 million, or 6.3% to $353.4 million at December 31, 2009 from $377.2 million at June 30, 2009. Commercial real estate loans decreased $6.2 million, or 5.2% to $114.9 million at December 31, 2009 from $121.1 million at June 30, 2009. Other loans which are comprised primarily of automobile loans decreased $4.0 million, or 7.2% to $52.2 million at December 31, 2009 from $56.2 million at June 30, 2009. Real estate loans comprised 93.2% of the total loan portfolio at December 31, 2009, compared with 92.5% at June 30, 2009. The decrease in one-to-four family real estate loans and increase in multi-family loans was due to our focus on originating multi-family loans as a means of diversifying the loan portfolio.

Other assets increased by $4.4 million to $8.5 million at December 31, 2009 from $4.2 million at June 30, 2009.  The increase in other assets was primarily a result of the FDIC prepayment of $3.5 million that was paid on the last day of the quarter.

Deposits. Total deposits increased $58.0 million or 10.2% to $624.2 million at December 31, 2009 from $566.2 million at June 30, 2009. The growth was comprised of increases of $33.6 million in certificates of deposit, $11.3 million in money market accounts, and $13.1 million in checking and savings accounts. The increase in certificate of deposit accounts was a result of promotions for these types of accounts as well as an increase in individual retirement account balances. Money market accounts have steadily increased throughout the year.  The increase in checking and savings balances was primarily a result of a third pay period experienced by a significant number of our customers on the last day of December.

Borrowings. Advances from the FHLB of San Francisco decreased $60.0 million, or 29.0% to $147.0 million at December 31, 2009 from $207.0 million at June 30, 2009. The decline was the result of scheduled maturities in August and September 2009 and was funded with available liquidity as well as increased deposits.  In addition $15.0 million was paid down on the outstanding State of California time deposit at maturity.

Stockholders’ Equity.  Stockholders’ equity decreased $322,000, to $92.2 million at December 31, 2009 from $92.6 million at June 30, 2009 primarily as a result of the payment of dividends of $928,000 ($0.22 per share) and stock repurchases of $114,000.  This decrease was partially offset by $204,000 in net income for the six months ended December 31, 2009 and the allocation of ESOP shares, stock awards, and stock options earned totaling $533,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the quarter ended December 31, 2009 and 2008, respectively.

	For the three months ended December 31,
		2009 (1)			2008 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$758,697	$11,020	5.81%	$736,460	$10,719	5.82%
Securities(3)	8,118	92	4.53%	14,590	164	4.50%
Federal funds sold	32,928	20	0.24%	33,684	71	0.84%
Federal Home Loan Bank stock	12,649	—	0.00%	12,640	122	3.86%
Interest-earning deposits in other financial institutions	24,345	85	1.40%	9,908	36	1.45%
Total interest-earning assets	836,737	11,217	5.36%	807,282	11,112	5.51%
Noninterest earning assets	36,631			35,007
Total assets	$873,368			$842,289

INTEREST-BEARING LIABILITIES
Money market	$116,075	$284	0.98%	$78,555	$492	2.51%
Savings deposits	129,210	157	0.49%	118,389	333	1.13%
Certificates of deposit	304,488	2,305	3.03%	255,909	2,619	4.09%
Borrowings	168,250	1,709	4.06%	236,513	2,501	4.23%
Total interest-bearing liabilities	718,023	4,455	2.48%	689,366	5,945	3.45%
Noninterest bearing liabilities	61,725			61,592
Total liabilities	779,748			750,958
Equity	93,620			91,331
Total liabilities and equity	$873,368			$842,289
Net interest/spread		$6,762	2.88%		$5,167	2.06%

Margin(4)			3.23%			2.56%

Ratio of interest-earning assets to interest bearing liabilities	116.53%			117.10%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

	For the six months ended December 31,
		2009 (1)			2008 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$755,926	$22,052	5.83%	$740,025	$21,619	5.84%
Securities(3)	8,603	195	4.53%	15,061	339	4.50%
Federal funds sold	44,681	58	0.26%	35,733	272	1.52%
Federal Home Loan Bank stock	12,649	27	0.43%	12,624	314	4.97%
Interest-earning deposits in other financial institutions	29,382	205	1.40%	8,744	74	1.69%
Total interest-earning assets	851,241	22,537	5.30%	812,187	22,618	5.57%
Noninterest earning assets	41,122			36,103
Total assets	$892,363			$848,290

INTEREST-BEARING LIABILITIES
Money market	$114,191	$594	1.04%	$80,244	$972	2.42%
Savings deposits	130,284	349	0.54%	120,307	715	1.19%
Certificates of deposit	298,743	4,610	3.09%	254,678	5,265	4.13%
Borrowings	194,144	4,032	4.15%	245,158	5,223	4.26%
Total interest-bearing liabilities	737,362	9,585	2.60%	700,387	12,175	3.48%
Noninterest bearing liabilities	61,592			56,880
Total liabilities	798,954			757,267
Equity	93,409			91,023
Total liabilities and equity	$892,363			$848,290
Net interest/spread		$12,952	2.70%		$10,443	2.09%

Margin(4)			3.04%			2.57%

Ratio of interest-earning assets to interest bearing liabilities	115.44%			115.96%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and December 31, 2008.

General. Net loss for the three months ended December 31, 2009 was $1.2 million, a decrease of $2.1 million as compared to net income of $931,000 for the three months ended December 31, 2008. Loss per basic and diluted common share were $0.09 for the three months ended December 31, 2009 compared to earnings per basic and diluted common share of $0.07 for the three months ended December 31, 2008. The net loss resulted primarily from an increase in the provision for loan losses.

Interest Income. Interest income increased by $105,000 or 0.9%, to $11.2 million for the three months ended December 31, 2009 from $11.1 million for the three months ended December 31, 2008. The primary factor for the increase in interest income was an increase in the average loan receivable balance of $22.2 million, or 3.0% from $736.5 million for the three months ended December 31, 2008 to $758.7 million for the three months ended December 31, 2009.

Interest Expense. Interest expense decreased $1.5 million or 25.1% to $4.4 million for the three months ended December 31, 2009 from $5.9 million for the three months ended December 31, 2008. The decrease was primarily attributable to a 97 basis point decline in the average cost of interest bearing liabilities from 3.45% for the three months ended December 31, 2008 to 2.48% for the three months ended December 31, 2009 as a result of a general decline in interest rates during the period. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $28.6 million from $689.4 million for the three months ended December 31, 2008 to $718.0 million for the three months ended December 31, 2009.

The decrease in interest expense was also the result of a decline in the average balance of borrowings of $68.3 million, or 28.9%, to $168.2 million for the three months ended December 31, 2009 from $236.5 million for the three months ended December 31, 2008. The decline was the result of scheduled advance repayments and was funded with available liquidity and increased deposits.

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

Our provision for loan losses increased to $5.7 million for the three months ended December 31, 2009 compared to $1.0 million for the three months ended December 31, 2008. The provision for loan losses for the three months ended December 31, 2009 is comprised of $3.8 million in general valuation allowances and $1.9 million in specific valuation allowances.  The increase in provision for loan losses was primarily attributable to the significant increase in real estate loan delinquencies and troubled debt restructures during the period.  The increase in delinquencies and troubled debt restructures was experienced primarily in our one-to-four family residential mortgage loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and prolonged and elevated levels of unemployment in our market area.  Also, impacting the provision for loan losses for the quarter ended December 31, 2009 were three income property loans totaling $5.5 million that were added to non-accrual.  Of the $1.9 million in specific valuation allowances, $871,000 was related to the three income property loans noted above.

Noninterest Income. Our noninterest income remained unchanged for the three months ended December 31, 2009 and 2008 at $1.2 million.

Noninterest Expense. Our noninterest expense increased $355,000, or 9.0% to $4.3 million for the three months ended December 31, 2009 compared to $4.0 million for the three months ended December 31, 2008. The increase was primarily due to a $128,000 increase in salaries and benefits and a $148,000 increase in federal deposit insurance premiums.  The increase in federal deposit insurance premiums was a result of increased deposits and an increase in the general assessment rate due to ongoing bank failures.

Salaries and benefits represented 49.1% and 50.2% of total noninterest expense for the three months ended December 31, 2009 and 2008, respectively. Total salaries and benefits increased $128,000, or 6.4%, to $2.1 million for the three months ended December 31, 2009 from $2.0 million for the three months ended December 31, 2008. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Income Tax Expense (Benefit). Income taxes decreased $1.3 million, or 274.4% to an $809,000 benefit for the three months ended December 31, 2009 compared to income tax expense of $464,000 for the three months ended December 31, 2008. This decrease was a result of a net loss for the three months ended December 31, 2009 compared to net income for the three months ended December 31, 2008. The effective tax rate was (40.1%) and 33.3% for the three months ended December 31, 2009 and 2008, respectively.  The change in the effective tax rate was a result of the impact of tax credits on lower projected taxable income.

Comparison of Results of Operations for the Six Months Ended December 31, 2009 and December 31, 2008.

General. Net income for the six months ended December 31, 2009 was $204,000, a decrease of $2.1 million as compared to net income of $2.3 million for the six months ended December 31, 2008. Earnings per basic and diluted common share were $0.02 for the six months ended December 31, 2009 compared to $0.18 for the six months ended December 31, 2008. The decrease in net income primarily resulted from an increase in the provision for loan losses.

Interest Income. Interest income decreased by $81,000 or 0.4%, to $22.5 million for the six months ended December 31, 2009 from $22.6 million for the six months ended December 31, 2008. The primary reasons for the decline in interest income were decreases in interest on securities, dividends on FHLB stock and interest on federal funds sold.  These decreases were partially offset by an increase in interest and fees on loans.

Interest income on securities decreased by $144,000 or 42.5%, to $195,000 for the six months ended December 31, 2009 from $339,000 for the six months ended December 31, 2008. The decrease was primarily attributable to a $6.5 million decrease in the average balance of investment securities from $15.1 million for the six months ended December 31, 2008 to $8.6 million for the six months ended December 31, 2009 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

FHLB dividends decreased by $287,000, or 91.4%, to $27,000 for the six months ended December 31, 2009 from $314,000 for the six months ended December 31, 2008. The decrease was attributable to the FHLB paying only a minimal dividend as compared to the prior period.  Based on announcements from the FHLB we are not expecting any dividend payments for the foreseeable future.

Other interest income decreased by $83,000 or 24.0% to $263,000 for the six months ended December 31, 2009 from $346,000 for the six months ended December 31, 2008. The decrease was a result of a 126 basis point decline in the average yield earned on federal funds sold from 1.52% for the six months ended December 31, 2008 to 0.26% for the six months ended December 31, 2009. The yield earned on federal funds sold was impacted by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

Interest and fees on loans increased $433,000, or 2.0%, to $22.1 million for the six months ended December 31, 2009 from $21.6 million for the six months ended December 31, 2008.  The primary factor for the increase was an increase in the average loan receivable balance of $15.9 million, or 2.2% to $755.9 million for the six months ended December 31, 2009 from $740.0 million for the six months ended December 31, 2008.

Interest Expense. Interest expense decreased $2.6 million or 21.3% to $9.6 million for the six months ended December 31, 2009 from $12.2 million for the six months ended December 31, 2008. The decrease was primarily attributable to an 88 basis point decline in the average cost of interest bearing liabilities from 3.48% for the six months ended December 31, 2008 to 2.60% for the six months ended December 31, 2009 as a result of a general decline in interest rates during the period. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $37.0 million from $700.4 million for the six months ended December 31, 2008 to $737.4 million for the six months ended December 31, 2009.

The decrease in interest expense was also the result of a decline in the average balance of borrowings which decreased $51.0 million, or 20.8%, to $194.1 million for the six months ended December 31, 2009 from $245.1 million for the six months ended December 31, 2008. The decline was the result of scheduled advance repayments and was funded with available liquidity due to increased deposits.

Provision for Loan Losses. Our provision for loan losses increased to $6.5 million for the six months ended December 31, 2009 compared to $1.3 million for the six months ended December 31, 2008. The provision for loan losses for the six months ended December 31, 2009 is comprised of $3.9 million in general valuation allowances and $2.6 million in specific valuation allowances.  The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies and troubled debt restructures during the period. – See-“Comparison of Results of Operations for the Three Months Ended December 31, 2009 and December 31, 2008-Provision for Loan Losses.”

Noninterest Income. Our noninterest income remained unchanged for the six months ended December 31, 2009 and 2008 at $2.4 million.

Noninterest Expense. Our noninterest expense increased $691,000, or 8.7% to $8.6 million for the six months ended December 31, 2009 compared to $7.9 million for the six months ended December 31, 2008. The increase was primarily due to a $279,000 increase in salaries and benefits and a $313,000 increase in federal deposit insurance premiums.

Salaries and benefits represented 49.6% and 50.4% of total noninterest expense for the six months ended December 31, 2009 and 2008, respectively. Total salaries and benefits increased $279,000, or 7.0%, to $4.3 million for the six months ended December 31, 2009 from $4.0 million for the six months ended December 31, 2008. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Federal deposit insurance premiums increased $313,000, or 175.8% to $491,000 for the six months ended December 31, 2009 from $178,000 for the six months ended December 31, 2008. The increase was due to an increase in the general assessment rate due to ongoing bank failures.

Income Tax Expense. Income tax expense decreased to $34,000 for the six months ended December 31, 2009 compared to $1.2 million for the six months ended December 31, 2008. This decrease was primarily the result of lower pretax income for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. The effective tax rate was 14.3% and 34.7% for the six months ended December 31, 2009 and 2008, respectively. The change in the effective tax rate was a result of the impact of tax credits on lower projected taxable income.

Asset Quality

As a result of the prolonged distressed economic environment, elevated unemployment levels and a depressed real estate market, the loan portfolio continues to show increased delinquency.  While delinquency ratios have increased we continue our conservative and disciplined lending practices including our strict adherence to a long standing disciplined credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, the Bank fully underwrites all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase.

The following underwriting guidelines have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

1.	All variable rate loans are underwritten using the fully indexed rate.
2.	All interest-only loans were underwritten using the fully amortized payment.
3.	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans.

Additionally, the Bank’s portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-ARM loans, negatively amortizing loans or high loan to value loans.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At December 31, 2009
Real estate loans:
One-to-four family	9	$3,397	24	$10,842	33	$14,239
Multi-family	—	—	1	1,757	1	1,757
Commercial	—	—	—	—	—	—
Other loans:
Automobile	4	46	4	55	8	101
Home equity	—	—	—	—	—	—
Other	6	3	4	3	10	6
Total loans	19	$3,446	33	$12,657	52	$16,103

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

As a result of the distressed economic environment, elevated unemployment levels and a depressed real estate market, the real estate loan portfolio has shown increased delinquency. Delinquent loans 60 days or more increased to $16.1 million or 2.10% of total loans at December 31, 2009 from $8.5 million or 1.13% of total loans at June 30, 2009.  Delinquent one-to-four family loans increased from $8.4 million at June 30, 2009 to $14.2 million at December 31, 2009.  In addition there is one multi-family loan totaling $1.8 million that was over 90 days delinquent at December 31, 2009 and in the process of foreclosure.  This property has a court appointed receiver in place to manage the property and collect the rents during the foreclosure process.

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Non-accrual loans also include troubled debt restructurings (loans for which a concession has been granted due to the debtor’s financial difficulties). Other real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.  The fair value of other real estate owned is determined by a third party appraisal of the property.

	At December 31,	At June 30,	At June 30,
	2009	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$11,872	$6,766	$1,583
Multi-family	2,787	—	—
Commercial	2,687	—	—
Other loans:
Automobile	55	—	132
Home equity	—	—	—
Other	3	11	15
Troubled debt restructurings:
One-to-four family	4,859	1,859	—
Multi-family	233	235	—
Commercial	—	—	—
Total non-accrual loans	22,496	8,871	1,730

Other real estate owned and repossessed assets:
Real estate:
One-to-four family	403	496	1,045
Multi-family	—	—	—
Commercial	—	—	—
Other:
Automobile	16	3	161
Home equity	—	—	—
Other	—	—	—
Total other real estate owned and repossessed assets	419	499	1,206

Total non-performing assets	$22,915	$9,370	$2,936
Ratios:
Non-accrual loans to total loans (1)	2.93%	1.18%	0.23%

Non-performing assets to total assets	2.61%	1.05%	0.35%

(1) Total loans are net of deferred fees and costs

The increase in non-accrual loans was a result of the increased delinquency in our real estate loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased and prolonged unemployment in our market area.   The Bank continues to work with responsible borrowers to stay in their homes and as a result has restructured $5.1 million in mortgage loans that are performing according to their revised contractual terms at December 31, 2009.  This compares to $2.1 million in restructured loans at June 30, 2009. At December 31, 2009 there were $5.5 million of income property loans on non-accrual for which specific valuation allowances of $871,000 have been applied.  Included in the $5.5 million of income property loans on non-accrual at December 31, 2009 were two multi-family loans totaling $2.8 million and one commercial real estate loan totaling $2.7 million.  One of the multi-family loans totaling $1.8 million was over 90 days delinquent and has a court appointed receiver in place to manage the property and collect the rents during the foreclosure process.  The other multi-family loan totaling $1.0 million was less than 60 days delinquent but the borrower has filed for bankruptcy.  The commercial real estate loan is a retail strip mall that was less than 60 days delinquent at December 31, 2009.  The borrower was experiencing cash flow problems and was delinquent with property tax payments.  In January 2010, the commercial real estate loan was brought current.  There were no delinquent or non-accrual income property loans at June 30, 2009.  The increase in non-accrual loans has impacted our determination of the allowance for loan losses at December 31, 2009. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.

Classified Assets.  We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 4.54% of our total assets at December 31, 2009, as compared to 2.39% of our total assets at June 30, 2009.The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Classified and Special Mention Assets:
Loss	$6	$20
Doubtful	84	126
Substandard	30,075	13,964
Special Mention	9,712	7,316
Total	$39,877	$21,426

The increase in classified assets is consistent with the increases noted in delinquent loans and non-performing assets noted above.

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

The loss ratio analysis component of the allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision (OTS) and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of the Bank.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31, 2009		June 30, 2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$6,858	46.00%	$3,326	50.22%
Multi-family	2,783	32.26	515	26.17
Commercial	877	14.95	286	16.13
Other loans:
Automobile	118	4.69	342	5.56
Home equity	11	0.14	6	0.17
Other	93	1.96	111	1.75
Total allowance for loan losses	$10,740	100.00%	$4,586	100.00%

Changes in asset quality were considered in the allowance for loan losses based on a detailed analysis of loans, including delinquent loans. Each delinquent loan was evaluated for impairment based on the loan balance, the borrower’s ability to pay and collateral value. The other factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product, concentrations in geographic regions and prolonged unemployment rates. The Company also reviewed the debt service coverage ratios, delinquent taxes, repayment history and seasoning for income property loans. The Company has not changed its estimation methods or assumptions related to the allowance for loan losses during the periods presented.

The allowance for loan losses as a percent of total loans was 1.40% at December 31, 2009 as compared to 0.61% at June 30, 2009. The allowance for loan losses as a percent of non-accrual loans was 47.7% at December 31, 2009 as compared to 51.7% at June 30, 2009.  The general valuation allowance has increased from $3.4 million at June 30, 2009 to $7.1 million at December 31, 2009.  The general valuation allowance as a percent of total loans was 0.94% at December 31, 2009 as compared to 0.46% at June 30, 2009.  The specific valuation allowance increased from $1.2 million at June 30, 2009 to $3.6 million at December 31, 2009.  The increase in the allowance for loan losses was primarily attributable to an increase in historical loss experience as well as the significant increase in real estate loan delinquencies and troubled debt restructures during the period.  The increase in delinquencies and troubled debt restructures was experienced primarily in our one-to-four family loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and prolonged and elevated levels of unemployment in our market area.  Also, impacting the allowance was a $5.5 million increase in non-accrual income property loans for which specific valuation allowances of $871,000 have been applied.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits as well as interest earning time deposits in other financial institutions. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At December 31, 2009, total approved loan commitments amounted to $7.0 million, which included the unfunded portion of loans of $2.2 million.

Certificates of deposit, State of California time deposits, and advances from the FHLB of San Francisco scheduled to mature in one year or less at December 31, 2009, totaled $148.5 million, $10.0 million and $62.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At December 31, 2009, we had available additional advances from the FHLB of San Francisco in the amount of $161.6 million. In fiscal 2009 we established a line of credit with the Federal Reserve Bank. At December 31, 2009 the available line of credit was $73.6 million.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at December 31, 2009 and June 30, 2009. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$84,621	13.74%	$49,277	8.00%	$61,597	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	77,517	12.58	24,639	4.00	36,958	6.00
Tier 1 (core) capital (to adjusted tangible assets)	77,517	8.90	34,832	4.00	43,540	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$80,077	13.32%	$48,096	8.00%	$60,120	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	76,713	12.76	24,048	4.00	36,072	6.00
Tier 1 (core) capital (to adjusted tangible assets)	76,713	8.65	35,493	4.00	44,367	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At December 31, 2009, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we have adopted investment/asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors’ sets and recommends the asset and liability policies of Kaiser Federal Bank, which are implemented by the asset/liability management committee.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on: (1) originating adjustable rate loans; (2) originating a reasonable volume of short-term and intermediate-term consumer loans; (3) managing our deposits to establish stable deposit relationships; and (4) using FHLB advances, and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

The OTS provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the OTS by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at December 31, 2009 that would occur upon an immediate change in interest rates based on OTS assumptions but without giving effect to any steps that management might take to counteract that change.

	December 31, 2009
Change in interest rates in basis points (“bp”) (Rate shock in rates)
	Net portfolio value (NPV)			NPV as % of PV of assets
	$ amount	$ change	% change	NPV ratio	Change(bp)
	(Dollars in thousands)
+300 bp	$75,457	$(31,346)	(29)%	8.72%	(294	)bp
+200 bp	87,597	(19,206)	(18)	9.91		(175)
+100 bp	98,639	(8,164)	(8)	10.94		(72)
0 bp	106,803	—	—	11.66	—
-100 bp	110,444	3,641	3	11.92	26

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
08/1/08 – 08/31/08	—	$—	—	228,354
09/1/08 – 09/30/08	14,024	9.96	14,024	214,330
10/1/08 – 10/31/08	—	—	—	214,330
11/1/08 – 11/30/08	14,536	8.14	28,560	199,794
12/1/08 – 12/31/08	75	7.41	28,635	199,719
01/1/09 – 01/31/09	15,150	8.04	43,785	184,569
02/1/09 – 02/28/09	46,983	7.56	90,768	137,586
03/1/09 – 03/31/09	37,956	7.68	128,724	99,630
04/1/09 – 04/30/09	—	—	—	99,630
05/1/09 – 05/31/09	10,125	7.82	138,849	89,505
06/1/09 – 06/30/09	400	9.95	139,249	89,105
07/1/09 – 07/31/09	—	—	—	89,105
08/1/09 – 08/31/09	—	—	—	89,105
09/1/09 – 09/30/09	600	9.17	139,849	88,505
10/1/09 – 10/31/09	—	—	—	88,505
11/1/09 – 11/30/09	175	8.66	140,024	88,330
12/1/09 – 12/31/09	12,301	8.66	152,325	76,029

* On August 27, 2008, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 228,354 shares of stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders for K-Fed Bancorp was held on October 24, 2009. At that meeting, the shareholders elected the following persons to three-year terms to the Board of Directors: Gerald A. Murbach by a vote of 11,469,071 for and 105,897 withheld, Michael J. Sacher by a vote of 11,439,838 for and 135,130 withheld, and Robert C. Steinbach by a vote of 11,539,856 for and 35,112 withheld. There were 1,729,620 non-voting shares. James L. Breeden, Kay M. Hoveland, Laura G. Weisshar and Rita H. Zwern also continued to serve as directors after the meeting.

The appointment of Crowe Horwath LLP as independent registered public accounting firm for the fiscal year ending June 30, 2010 was ratified by a vote of 2,695,959 for, 15,257 against and 2,002 abstain.

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

Dated: February 9, 2010
BY: /s/ K. M. Hoveland
K. M. Hoveland
President, Chief Executive Officer

BY: /s/ Dustin Luton
Dustin Luton
Chief Financial Officer