Form 10-Q
period 2010-03-31
K-FED BANCORP
filed 2010-05-13
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Common Stock, $.01 par value – 13,291,325 shares outstanding as of April 30, 2010.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)
	March 31, 2010	June 30, 2009
ASSETS
Cash and due from banks	$8,697	$32,685
Federal funds sold	57,440	41,020
Total cash and cash equivalents	66,137	73,705
Interest earning time deposits in other financial institutions	24,146	25,508
Securities available-for-sale, at fair value	2,748	4,236
Securities held-to-maturity, fair value of $4,215 and $5,625 at March 31, 2010 and June 30, 2009, respectively	4,101	5,528
Federal Home Loan Bank stock, at cost	12,649	12,649
Loans receivable, net of allowance for loan losses of $12,820 and $4,586 at March 31, 2010 and June 30, 2009, respectively	752,607	746,875
Accrued interest receivable	3,154	3,402
Premises and equipment, net	2,167	2,562
Core deposit intangible	99	147
Goodwill	3,950	3,950
Bank-owned life insurance	12,250	11,884
Real estate owned	976	496
Other assets	8,150	4,155
Total assets	$893,134	$895,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$65,032	$50,161
Interest bearing	583,706	516,032
Total deposits	648,738	566,193
Federal Home Loan Bank advances, short-term	62,000	70,000
Federal Home Loan Bank advances, long-term	85,000	137,004
State of California time deposit	—	25,000
Accrued expenses and other liabilities	4,375	4,342
Total liabilities	800,113	802,539
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; March 31, 2010 — 14,728,440 shares issued June 30, 2009 — 14,728,440 shares issued	147	147
Additional paid-in capital	59,473	59,134
Retained earnings	53,433	53,512
Accumulated other comprehensive income, net of tax	54	77
Unearned employee stock ownership plan (ESOP) shares	(1,820)	(2,161)
Treasury stock, at cost (March 31, 2010 — 1,437,115 shares; June 30, 2009 — 1,423,852 shares)	(18,266)	(18,151)
Total stockholders’ equity	93,021	92,558
Total liabilities and stockholders’ equity	$893,134	$895,097
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$11,049	$11,059	$33,101	$32,678
Interest on securities, taxable	83	146	278	485
Federal Home Loan Bank dividends	8	—	35	314
Other interest	111	79	374	425
Total interest income	11,251	11,284	33,788	33,902
Interest expense
Interest on deposits	2,676	3,145	8,229	10,098
Interest on borrowings	1,665	2,333	5,697	7,556
Total interest expense	4,341	5,478	13,926	17,654
Net interest income	6,910	5,806	19,862	16,248
Provision for loan losses	2,272	660	8,787	2,007
Net interest income after provision for loan losses	4,638	5,146	11,075	14,241
Noninterest income
Service charges and fees	528	514	1,722	1,755
ATM fees and charges	457	380	1,377	1,256
Referral commissions	74	76	232	230
Loss on equity investment	(75)	(75)	(225)	(207)
Bank-owned life insurance	123	120	366	357
Other noninterest income	8	23	36	35
Total noninterest income	1,115	1,038	3,508	3,426
Noninterest expense
Salaries and benefits	1,993	2,095	6,254	6,077
Occupancy and equipment	588	588	1,770	1,777
ATM expense	456	450	1,294	1,172
Advertising and promotional	68	106	279	300
Professional services	283	176	682	635
Federal deposit insurance premiums	279	195	771	373
Postage	71	67	207	211
Telephone	173	160	523	412
Other operating expense	339	381	1,063	1,163
Total noninterest expense	4,250	4,218	12,843	12,120
Income before income tax expense	1,503	1,966	1,740	5,547
Income tax expense	394	772	427	2,013
Net income	$1,109	$1,194	$1,313	$3,534
Comprehensive income	$1,103	$1,226	$1,290	$3,587
Earnings per common share:
Basic	$0.08	$0.09	$0.10	$0.27
Diluted	$0.08	$0.09	$0.10	$0.27
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2009		14,728,440	$147	$59,134	$53,512	$77	$(2,161)	(1,423,852)	$(18,151)	$92,558
Comprehensive income
Net income for the nine months ended March 31, 2010	$1,313	—	—	—	1,313	—	—	—	—	1,313
Other comprehensive income – unrealized loss on securities, net of tax	(23)	—	—	—	—	(23)	—	—	—	(23)
Total comprehensive income	$1,290
Dividends declared ($0.33 per share) *		—	—	—	(1,392)	—	—	—	—	(1,392)
Purchase of treasury stock		—	—	—	—	—	—	(13,263)	(115)	(115)
Stock options earned		—	—	203	—	—	—	—	—	203
Allocation of stock awards		—	—	176	—	—	—	—	—	176
Allocation of ESOP common stock		—	—	(40)	—	—	341	—	—	301
Balance March 31, 2010		14,728,440	$147	$59,473	$53,433	$54	$(1,820)	(1,437,115)	$(18,266)	$93,021

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,313	$3,534
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net premiums on securities	2	7
(Accretion) Amortization of net discounts on loan purchases	(17)	39
Amortization (Accretion) of net loan origination costs	52	(43)
Provision for loan losses	8,787	2,007
Federal Home Loan Bank stock (FHLB) dividend	—	(314)
Depreciation and amortization	588	646
Amortization of core deposit intangible	48	60
Loss on equity investment	225	207
Increase in cash surrender value of bank-owned life insurance	(366)	(357)
Accretion of debt exchange costs	(4)	(11)
Allocation of ESOP common stock	301	285
Allocation of stock awards	176	306
Stock options earned	203	265
Net change in accrued interest receivable	248	16
Net change in other assets	(4,340)	497
Net change in accrued expenses and other liabilities	33	(268)
Net cash provided by operating activities	7,249	6,876

INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	1,453	3,698
Proceeds from maturities and principal repayments of held-to-maturity securities	1,426	562
Net change in interest earning time deposits with other financial institutions	1,362	(9,042)
Net change in loans	(15,929)	(13,153)
Proceeds from sale of real estate owned	1,026	1,565
Redemption of FHLB stock	—	205
Purchases of premises and equipment	(193)	(279)
Net cash used in investing activities	(10,855)	(16,444)

FINANCING ACTIVITIES
Repayment of FHLB advances	(60,000)	(28,000)
Dividends paid on common stock	(1,392)	(1,414)
Purchase of treasury stock	(115)	(1,762)
Net change in deposits	82,545	59,192
Repayment of State of California time deposit	(25,000)	—
Net cash (used in) provided by financing activities	(3,962)	28,016

Net decrease in cash and cash equivalents	(7,568)	18,448
Beginning cash and cash equivalents	73,705	51,240
Ending cash and cash equivalents	$66,137	$69,688

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

The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2010. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate owned and the valuation of financial instruments.

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

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Basic	(Dollars in thousands, except per share data)
Net income	$1,109	$1,194	$1,313	$3,534
Weighted average common shares outstanding	13,098,226	13,114,939	13,093,989	13,145,925
Basic earnings per share	$0.08	$0.09	$0.10	$0.27

Diluted
Net income	$1,109	$1,194	$1,313	$3,534

Weighted average common shares outstanding	13,098,226	13,114,939	13,093,989	13,145,925
Dilutive effect of stock options	—	—	—	119,968
Average shares and dilutive potential common shares	13,098,226	13,114,939	13,093,989	13,265,893
Diluted earnings per share	$0.08	$0.09	$0.10	$0.27

For the three and nine months ended March 31, 2010 outstanding stock options to purchase 484,400 shares were anti-dilutive and not considered in computing diluted earnings per common share. For the three and nine months ended March 31, 2009 outstanding stock options to purchase 491,900 shares were anti-dilutive and not considered in computing diluted earnings per common share.

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

Assets measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements at March 31, 2010 Using
Assets at March 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$390	$—	$390	$—
Collateralized mortgage obligations (residential)	$2,358	$—	$2,358	$—

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$524	$—	$524	$—
Collateralized mortgage obligations (residential)	$3,712	$—	$3,712	$—

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. The following assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements at March 31, 2010 Using
Assets at March 31, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$18,307	$—	$—	$18,307
Real estate owned	$976	$—	$—	$976

		Fair Value Measurements at June 30, 2009 Using
Assets at June 30, 2009:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$3,855	$—	$—	$3,855
Real estate owned	$496	$—	$—	$496

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $23.0 million at March 31, 2010 as compared to $5.1 million at June 30, 2009. The fair value of collateral is calculated using a third party appraisal. The valuation allowance for these loans was $4.7 million at March 31, 2010 as compared to $1.2 million at June 30, 2009. An additional provision for loan losses of $3.9 million was made for the nine months ended March 31, 2010 relating to impaired loans.

Real estate owned is measured at the lower of carrying amount or fair value less costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three and nine months ended March 31, 2010, the Company did not incur any charges to reduce real estate owned to fair value.

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

Securities available-for-sale that are previously reported are excluded from the fair value disclosure below.

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

Other On-Balance Sheet Financial Instruments

Other on-balance sheet financial instruments include cash and cash equivalents, interest earning time-deposits in other financial institutions, accrued interest receivable, FHLB stock and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Off-Balance Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The estimated fair values of the Company’s financial instruments are summarized as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$66,137	$66,137	$73,705	$73,705
Interest earning time deposits in other financial institutions	24,146	24,146	25,508	25,508
Securities held-to-maturity	4,101	4,215	5,528	5,625
Federal Home Loan Bank Stock	12,649	NA	12,649	NA
Loans receivable, net	734,300	765,117	743,020	767,255
Accrued interest receivable	3,154	3,154	3,402	3,402
Financial liabilities:
Deposits	648,738	658,202	566,193	575,638
Borrowings	147,000	153,821	207,004	215,677
State of California time deposit	—	—	25,000	25,320

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
March 31, 2010
Mortgage-backed (residential):
Freddie Mac	$390	$12	$—	$378
Collateralized mortgage obligations (residential):
Freddie Mac	2,358	80	—	2,278
Total	$2,748	$92	$—	$2,656

June 30, 2009
Mortgage-backed (residential):
Freddie Mac	$524	$13	$—	$511
Collateralized mortgage obligations (residential):
Freddie Mac	3,712	117	—	3,595
Total	$4,236	$130	$—	$4,106

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses		Fair Value
	(In thousands)
March 31, 2010
Mortgage-backed
Fannie Mae	$167	$1	$	─	$168
Freddie Mac	138	6		─	144
Ginnie Mae	100	3		─	103
Collateralized mortgage obligations
Fannie Mae	1,487	36		─	1,523
Freddie Mac	2,209	89		(21)	2,277
Total	$4,101	$135		$(21)	$4,215

June 30, 2009
Mortgage-backed
Fannie Mae	$191	$1	$	─	$192
Freddie Mac	156	─		─	156
Ginnie Mae	111	4		─	115
Collateralized mortgage obligations
Fannie Mae	1,819	14		(1)	1,832
Freddie Mac	3,251	93		(14)	3,330
Total	$5,528	$112		$(15)	$5,625

There were no sales of securities during the nine months ended March 31, 2010 or March 31, 2009.

Securities with unrealized losses at March 31, 2010 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Loss	Value		Loss		Value	Loss
	(In thousands)
March 31, 2010
Description of Securities
Collateralized mortgage obligations	571	(21)		─		─	571	(21)
Total temporarily impaired	$571	$(21)	$	─	$	─	$571	$(21)

June 30, 2009
Description of Securities
Collateralized mortgage obligations	1,353	(15)		─		─	1,353	(15)
Total temporarily impaired	$1,353	$(15)	$	─	$	─	$1,353	$(15)

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

The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more than likely it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of March 31, 2010 and June 30, 2009.

Note 5 – Loans

The composition of loans consists of the following:

	March 31, 2010	June 30, 2009
	(In thousands)
Real Estate:
One-to-four family residential, fixed rate	$283,305	$303,287
One-to-four family residential, variable rate	60,056	73,943
Multi-family residential, variable rate	260,243	196,575
Commercial real estate, variable rate	113,989	121,143
	717,593	694,948
Consumer:
Automobile	32,371	41,798
Home equity	1,105	1,299
Other consumer loans, primarily unsecured	13,830	13,119
	47,306	56,216
Total loans	764,899	751,164
Deferred net loan origination costs	590	376
Net discounts on purchased loans	(62)	(79)
Allowance for loan losses	(12,820)	(4,586)
	$752,607	$746,875

The following is the activity in the allowance for loan losses:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(In thousands)
Balance, beginning of period	$10,740	$3,932	$4,586	$3,229
Provision for loan losses	2,272	660	8,787	2,007
Recoveries	16	50	62	189
Loans charged off	(208)	(339)	(615)	(1,122)
Balance, end of period	$12,820	$4,303	$12,820	$4,303

At March 31, 2010, non-accrual loans totaled $28.9 million, compared to $8.9 million at June 30, 2009. At March 31, 2010 and June 30, 2009, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans are troubled debt restructurings of $8.4 million and $2.1 million at March 31, 2010 and June 30, 2009, respectively. At March 31, 2010 there was a troubled debt restructured loan in the amount of $1.7 million that was accruing interest and not included in non-accrual loans.  The Company has no further commitments to customers whose loans are troubled debt restructurings.

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

Individually impaired loans were as follows:

	March 31, 2010	June 30, 2009
	(In thousands)
Loans with no allocated allowance	$4,531	$3,522
Troubled debt restructured loans with no allocated allowance	3,085	282
Loans with allocated allowance	15,953	3,244
Troubled debt restructured loans with allocated allowance	7,034	1,812
	$30,603	$8,860

Amount of allowance allocated	$3,015	$648
Amount of allowance allocated for troubled debt restructured loans	1,665	553
Total allowance for loan losses allocated	$4,680	$1,201

For the three and nine months ended March 31, 2010, the Company’s average investment in impaired loans was $26.5 million and $18.8 million, respectively. For the three and nine months ended March 31, 2009, the Company’s average investment in impaired loans was $5.8 million and $5.3 million, respectively.

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current. For the three and nine months ended March 31, 2010, income recorded on impaired loans totaled $114,000 and $256,000, respectively. For the three and nine months ended March 31, 2009, income recorded on impaired loans totaled $18,000 and $52,000, respectively. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

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

Recent Developments

Federal Deposit Insurance Corporation Coverage/Assessments. The Emergency Economic Stabilization Act (“EESA”) of 2008 temporarily increased the limit on Federal Deposit Insurance Corporation (“FDIC”) coverage for deposits to $250,000 from $100,000 through December 31, 2013. In addition, on October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions were automatically enrolled in the program through December 5, 2008 at no cost. Organizations that did not wish to participate in the TLGP needed to opt out by December 5, 2008. After that time, participating entities were charged fees. One component of the TLGP provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount.

This program, originally set to expire on March 31, 2010, was recently extended to June 30, 2010. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis. The Company did not opt out and is participating in this component of the TLGP. As of March 31, 2010 the Company had no non-interest bearing transaction accounts in excess of $250,000. We opted into the extension which took effect on January 1, 2010.  An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category.  On April 13, 2010, the FDIC announced its intention to extend the program again until December 31, 2010 and retained the discretion to further extend the program until December 31, 2011.  Institutions must elect to opt out of the extension before it takes effect on July 1, 2010.  The assessment rate remains the same from the prior extension.  We anticipate opting into the extension.

Market Area

Economic conditions remain weak both nationally and in our market area of California.  We continue to experience a downward pressure on home prices and California remains one of the top in the nation for foreclosure activity.  California, in particular has experienced significant declines in real estate values and elevated unemployment rates.  Unemployment rates in California increased to 12.6% in March 2010 as compared to 12.4% in December 2009 and 11.6% in June 2009.

Comparison of Financial Condition at March 31, 2010 and June 30, 2009.

Assets. Total assets decreased $2.0 million, or 0.2% to $893.1 million at March 31, 2010 from $895.1 million at June 30, 2009 due primarily to a decrease in total cash and cash equivalents and to a lesser extent, a decrease in our investment securities portfolio, partially offset by an increase in our net loans. Total cash and cash equivalents decreased $7.6 million, or 10.3% to $66.1 million at March 31, 2010 from $73.7 million at June 30, 2009. The decrease was a result of the repayment of $60.0 million in FHLB advances that matured during the period.  The repayment was funded with available liquidity and strong deposit growth.

Our investment securities portfolio decreased $2.9 million, or 29.9% to $6.8 million at March 31, 2010 from $9.8 million at June 30, 2009. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio increased by $5.7 million, or 0.8% to $752.6 million at March 31, 2010 from $746.9 million at June 30, 2009 due primarily to an increase in multi-family loans partially offset by an increase in the allowance for loan losses. Multi-family loans increased $63.7 million, or 32.4% to $260.2 million at March 31, 2010 from $196.6 million at June 30, 2009. One-to-four family real estate loans decreased $33.9 million, or 9.0% to $343.4 million at March 31, 2010 from $377.2 million at June 30, 2009. Commercial real estate loans decreased $7.2 million, or 5.9% to $114.0 million at March 31, 2010 from $121.1 million at June 30, 2009. Other loans which are comprised primarily of automobile loans decreased $8.9 million, or 15.8% to $47.3 million at March 31, 2010 from $56.2 million at June 30, 2009. Real estate loans comprised 93.8% of the total loan portfolio at March 31, 2010, compared with 92.5% at June 30, 2009. The decrease in one-to-four family real estate loans and increase in multi-family loans was due to our focus on originations of multi-family loans as a means of diversifying the loan portfolio.

Other assets increased by $4.0 million to $8.2 million at March 31, 2010 from $4.2 million at June 30, 2009. The increase in other assets was primarily a result of the FDIC prepayment of insurance premiums of $3.6 million paid in December 2009. As of March 31, 2010 the FDIC prepayment balance was $3.3 million.

Deposits. Total deposits increased $82.5 million, or 14.6% to $648.7 million at March 31, 2010 from $566.2 million at June 30, 2009. The growth was comprised of increases of $50.8 million in certificates of deposit, $17.6 million in checking and savings accounts and $14.1 million in money market accounts. The increase in certificate of deposit accounts was a result of promotions for these types of accounts as well as an increase in non-promotional individual retirement account balances. The increase in checking and savings balances was primarily a result of a higher than normal payroll experienced by a significant number of our customers at the end of March.  In addition, money market accounts have steadily increased throughout the year.

Borrowings. Advances from the FHLB of San Francisco decreased $60.0 million, or 29.0% to $147.0 million at March 31, 2010 from $207.0 million at June 30, 2009. The decline was the result of scheduled maturities in August and September 2009 and was funded with available liquidity as well as increased deposits.  In addition the entire $25.0 million was paid down on the outstanding State of California time deposit at maturity.

Stockholders’ Equity.  Stockholders’ equity increased $463,000 to $93.0 million at March 31, 2010 from $92.6 million at June 30, 2009 primarily as a result of $1.3 million in net income for the nine months ended March 31, 2010 and the allocation of ESOP shares, stock awards, and stock options totaling $680,000.  This increase was partially offset by the payment of dividends of $1.4 million ($0.33 per share) and stock repurchases of $115,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the quarter ended March 31, 2010 and 2009, respectively.

	For the three months ended March 31,
		2010 (1)			2009 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$756,472	$11,049	5.84%	$750,189	$11,059	5.90%
Securities(3)	7,269	83	4.57%	12,903	146	4.53%
Federal funds sold	50,690	25	0.20%	26,568	13	0.20%
Federal Home Loan Bank stock	12,649	8	0.25%	12,649	—	0.00%
Interest-earning deposits in other financial institutions	22,679	86	1.52%	18,380	66	1.44%
Total interest-earning assets	849,759	11,251	5.30%	820,689	11,284	5.50%
Noninterest earning assets	40,252			37,401
Total assets	$890,011			$858,090

INTEREST-BEARING LIABILITIES
Money market	$120,573	$254	0.84%	$95,057	$412	1.73%
Savings deposits	129,973	139	0.43%	119,071	238	0.80%
Certificates of deposit	323,470	2,283	2.82%	262,251	2,495	3.81%
Borrowings	154,500	1,665	4.31%	232,009	2,333	4.02%
Total interest-bearing liabilities	728,516	4,341	2.38%	708,388	5,478	3.09%
Noninterest bearing liabilities	68,888			57,922
Total liabilities	797,404			766,310
Equity	92,607			91,780
Total liabilities and equity	$890,011			$858,090
Net interest/spread		$6,910	2.92%		$5,806	2.41%

Margin(4)			3.25%			2.83%

Ratio of interest-earning assets to interest bearing liabilities	116.64%			115.85%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

	For the nine months ended March 31,
		2010 (1)			2009 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$755,941	$33,101	5.84%	$743,877	$32,678	5.86%
Securities(3)	8,160	278	4.54%	14,292	485	4.52%
Federal funds sold	47,614	82	0.23%	34,373	285	1.11%
Federal Home Loan Bank stock	12,649	35	0.37%	12,632	314	3.31%
Interest-earning deposits in other financial institutions	27,717	292	1.40%	11,707	140	1.59%
Total interest-earning assets	852,081	33,788	5.29%	816,881	33,902	5.53%
Noninterest earning assets	40,825			36,671
Total assets	$892,906			$853,552

INTEREST-BEARING LIABILITIES
Money market	$116,148	$848	0.97%	$89,211	$1,384	2.07%
Savings deposits	130,418	488	0.50%	120,494	874	0.97%
Certificates of deposit	307,369	6,893	2.99%	257,318	7,840	4.06%
Borrowings	182,001	5,697	4.17%	241,213	7,556	4.18%
Total interest-bearing liabilities	735,936	13,926	2.52%	708,236	17,654	3.32%
Noninterest bearing liabilities	63,764			54,059
Total liabilities	799,700			762,295
Equity	93,206			91,257
Total liabilities and equity	$892,906			$853,552
Net interest/spread		$19,862	2.77%		$16,248	2.21%

Margin(4)			3.11%			2.65%

Ratio of interest-earning assets to interest bearing liabilities	115.78%			115.34%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Calculated based on amortized cost.
(4) Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009.

General. Net income for the three months ended March 31, 2010 was $1.1 million, a decrease of $85,000 as compared to net income of $1.2 million for the three months ended March 31, 2009. Earnings per basic and diluted common share were $0.08 for the three months ended March 31, 2010, compared to $0.09 for the three months ended March 31, 2009. The decrease in net income primarily resulted from an increase in the provision for loan losses partially offset by an increase in net interest income.

Interest Income. Interest income remained unchanged for the three months ended March 31, 2010 and 2009 at $11.3 million as interest and fees on loans was $11.1 million for the three months ended March 31, 2010 and 2009.

Interest Expense. Interest expense decreased $1.1 million, or 20.8% to $4.3 million for the three months ended March 31, 2010 from $5.5 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 71 basis point decline in the average cost of interest bearing liabilities from 3.09% for the three months ended March 31, 2009 to 2.38% for the three months ended March 31, 2010 as a result of low interest rates during the period. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $20.1 million from $708.4 million for the three months ended March 31, 2009 to $728.5 million for the three months ended March 31, 2010 due primarily to an increase in the average balance of deposits.

The decrease in interest expense was also the result of a decline in the average balance of borrowings of $77.5 million, or 33.4%, to $154.5 million for the three months ended March 31, 2010 from $232.0 million for the three months ended March 31, 2009. The decline was the result of scheduled FHLB advance repayments and was funded with available liquidity and increased deposits.

Provision for Loan Losses. Our provision for loan losses increased to $2.3 million for the three months ended March 31, 2010 compared to $660,000 for the three months ended March 31, 2009. The provision for loan losses for the three months ended March 31, 2010 was comprised of $1.1 million in general valuation allowances and $1.2 million in specific valuation allowances.  The increase in provision for loan losses was primarily attributable to the significant increase in real estate loan delinquencies and troubled debt restructurings during the period.  The increase in delinquencies and troubled debt restructurings was experienced primarily in our one-to-four family residential mortgage loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and prolonged and elevated levels of unemployment in our market area.

Noninterest Income. Our noninterest income increased by $77,000, or 7.4% to $1.1 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009.  The increase in noninterest income was primarily a result of an increase in ATM fees and charges due to increased transaction volume.

Noninterest Expense. Our noninterest expense increased slightly to $4.3 million for the three months ended March 31, 2010 from $4.2 million for the three months ended March 31, 2009.

Income Tax Expense. Income tax expense decreased $378,000, or 49.0% to $394,000 for the three months ended March 31, 2010 compared to $772,000 for the three months ended March 31, 2009. This decrease was primarily the result of lower pretax income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The effective tax rate was 26.2% and 39.3% for the three months ended March 31, 2010 and 2009, respectively.  The change in the effective tax rate was a result of the impact of tax credits on lower projected taxable income.

Comparison of Results of Operations for the Nine Months Ended March 31, 2010 and March 31, 2009.

General. Net income for the nine months ended March 31, 2010 was $1.3 million, a decrease of $2.2 million as compared to net income of $3.5 million for the nine months ended March 31, 2009. Earnings per basic and diluted common share were $0.10 for the nine months ended March 31, 2010 compared to $0.27 for the nine months ended March 31, 2009. The decrease in net income primarily resulted from an increase in the provision for loan losses partially offset by an increase in net interest income.

Interest Income. Interest income decreased by $114,000, or 0.3%, to $33.8 million for the nine months ended March 31, 2010 from $33.9 million for the nine months ended March 31, 2009. The primary reasons for the decline in interest income were decreases in interest on securities, dividends on FHLB stock and interest on federal funds sold.  These decreases were partially offset by an increase in interest and fees on loans.

Interest and fees on loans increased $423,000, or 1.3%, to $33.1 million for the nine months ended March 31, 2010 from $32.7 million for the nine months ended March 31, 2009.  The primary factor for the increase was an increase in the average loan receivable balance of $12.1 million, or 1.6% to $755.9 million for the nine months ended March 31, 2010 from $743.9 million for the nine months ended March 31, 2009 due to increased origination of multi-family loans during the period.

Interest income on securities decreased by $207,000, or 42.7%, to $278,000 for the nine months ended March 31, 2010 from $485,000 for the nine months ended March 31, 2009. The decrease was primarily attributable to a $6.1 million decrease in the average balance of investment securities from $14.3 million for the nine months ended March 31, 2009 to $8.2 million for the nine months ended March 31, 2010 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

FHLB dividends decreased by $279,000, or 88.9%, to $35,000 for the nine months ended March 31, 2010 from $314,000 for the nine months ended March 31, 2009. The decrease was attributable to the FHLB paying only a nominal dividend as compared to the prior period.  Based on announcements from the FHLB we are not expecting significant levels of dividend payments for the foreseeable future.

Other interest income decreased by $51,000, or 12.0% to $374,000 for the nine months ended March 31, 2010 from $425,000 for the nine months ended March 31, 2009. The decrease was a result of an 88 basis point decline in the average yield earned on federal funds sold from 1.11% for the nine months ended March 31, 2009 to 0.23% for the nine months ended March 31, 2010. The yield earned on federal funds sold was impacted by the low targeted federal funds rate.

Interest Expense. Interest expense decreased $3.8 million, or 21.1% to $13.9 million for the nine months ended March 31, 2010 from $17.7 million for the nine months ended March 31, 2009. The decrease was primarily attributable to an 80 basis point decline in the average cost of interest bearing liabilities from 3.32% for the nine months ended March 31, 2009 to 2.52% for the nine months ended March 31, 2010 as a result of low interest rates during the period. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $27.7 million from $708.2 million for the nine months ended March 31, 2009 to $735.9 million for the nine months ended March 31, 2010 due primarily to an increase in the average balance of deposits during the period.

The decrease in interest expense was also the result of a decline in the average balance of borrowings which decreased $59.2 million, or 24.5%, to $182.0 million for the nine months ended March 31, 2010 from $241.2 million for the nine months ended March 31, 2009. The decline was the result of scheduled FHLB advance repayments and was funded with available liquidity due to increased deposits.

Provision for Loan Losses. Our provision for loan losses increased to $8.8 million for the nine months ended March 31, 2010 compared to $2.0 million for the nine months ended March 31, 2009. The provision for loan losses for the nine months ended March 31, 2010 was comprised of $4.9 million in general valuation allowances and $3.9 million in specific valuation allowances.  The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies and troubled debt restructurings during the period. – See-“Comparison of Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009-Provision for Loan Losses.”  Also, impacting the provision for loan losses for the nine months ended March 31, 2010 were one commercial real estate and two multi-family property loans totaling $5.9 million that were added to non-accrual status.

Noninterest Income. Our noninterest income increased by $82,000, or 2.4% to $3.5 million for the nine months ended March 31, 2010 from $3.4 million for the nine months ended March 31, 2009.  The increase in noninterest income was primarily a result of an increase in ATM fees and charges due to increased transaction volume.

Noninterest Expense. Our noninterest expense increased $723,000, or 6.0% to $12.8 million for the nine months ended March 31, 2010 compared to $12.1 million for the nine months ended March 31, 2009. The increase was primarily due to a $177,000 increase in salaries and benefits and a $398,000 increase in federal deposit insurance premiums.

Salaries and benefits represented 48.7% and 50.1% of total noninterest expense for the nine months ended March 31, 2010 and 2009, respectively. Total salaries and benefits increased $177,000, or 2.9%, to $6.3 million for the nine months ended March 31, 2010 from $6.1 million for the nine months ended March 31, 2009. The increase was primarily due to annual salary increases and an increase in the number of full-time equivalent employees.

Federal deposit insurance premiums increased $398,000, or 106.7% to $771,000 for the nine months ended March 31, 2010 from $373,000 for the nine months ended March 31, 2009. The increase was due to an increase in the general assessment rate due to ongoing bank failures.

Income Tax Expense. Income tax expense decreased to $427,000 for the nine months ended March 31, 2010 compared to $2.0 million for the nine months ended March 31, 2009. This decrease was primarily the result of lower pretax income for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. The effective tax rate was 24.5% and 36.3% for the nine months ended March 31, 2010 and 2009, respectively. The change in the effective tax rate was a result of the impact of tax credits on lower projected taxable income.

Asset Quality

As a result of the prolonged distressed economic environment, elevated unemployment levels and a depressed real estate market, our loan portfolio continues to show increased delinquencies.  While delinquency ratios have increased we continue our conservative and disciplined lending practices including our strict adherence to a long standing disciplined credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, the Bank fully underwrites all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to purchased loans, the Bank underwrites each loan based upon our own underwriting standards prior to making the purchase.  However, we have not purchased any loans since June 2007.

The following underwriting guidelines, among other things, have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

1.	All variable rate loans are underwritten using the fully indexed rate.
2.	All interest-only loans were underwritten using the fully amortized payment.
3.	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans.

Additionally, the Bank’s portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-ARM loans, negatively amortizing loans or high loan-to-value loans.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.
	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At March 31, 2010
Real estate loans:
One-to-four family	7	$2,595	31	$13,182	38	$15,777
Multi-family	—	—	2	2,786	2	2,786
Commercial	—	—	—	—	—	—
Other loans:
Automobile	2	29	2	27	4	56
Home equity	—	—	—	—	—	—
Other	4	7	1	1	5	8
Total loans	13	$2,631	36	$15,996	49	$18,627

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

As a result of the distressed economic environment, elevated unemployment levels and a depressed real estate market, the real estate loan portfolio has shown increased delinquency. Delinquent loans 60 days or more past due increased to $18.6 million or 2.44% of total loans at March 31, 2010 from $8.5 million or 1.13% of total loans at June 30, 2009.  Delinquent one-to-four family residential loans increased from $8.4 million at June 30, 2009 to $15.8 million at March 31, 2010.  In addition there were two multi-family loans totaling $2.8 million that were over 90 days delinquent at March 31, 2010 and are in the process of foreclosure.

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Non-accrual loans also include troubled debt restructurings. Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans. At the time of foreclosure, assets are recorded at the lower of their estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.  The fair value of real estate owned is determined by a third party appraisal of the property.

	At March 31,	At June 30,	At June 30,
	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$14,997	$6,766	$1,583
Multi-family	2,786	—	—
Commercial	2,673	—	—
Other loans:
Automobile	27	—	132
Home equity	—	—	—
Other	1	11	15
Troubled debt restructurings:
One-to-four family	7,698	1,859	—
Multi-family	689	235	—
Commercial	—	—	—
Total non-accrual loans	28,871	8,871	1,730

Real estate owned and repossessed assets:
Real estate:
One-to-four family	976	496	1,045
Multi-family	—	—	—
Commercial	—	—	—
Other:
Automobile	27	3	161
Home equity	—	—	—
Other	—	—	—
Total real estate owned and repossessed assets	1,003	499	1,206

Total non-performing assets	$29,874	$9,370	$2,936
Ratios:
Non-accrual loans to total loans (1)	3.77%	1.18%	0.23%

Non-performing assets to total assets	3.34%	1.05%	0.35%

(1) Total loans are net of deferred fees and costs

The increase in non-accrual loans was a result of the increased delinquencies in our real estate loans as a result of the continued decline in the housing market as well as deteriorating general economic conditions and increased and prolonged unemployment in our market area.   The Bank continues to work with responsible borrowers to keep their properties and as a result has restructured $10.1 million in mortgage loans of which $8.5 million are paying according to their revised contractual terms at March 31, 2010.  This compares to $2.1 million in restructured loans at June 30, 2009.  Of the $10.1 million in restructured loans, $8.4 million were reported as non-accrual at March 31, 2010.  At March 31, 2010 there were $6.1 million of income property loans, consisting of commercial and multi-family real estate loans, on non-accrual for which specific valuation allowances of $1.0 million have been applied.  Included in the $6.1 million of income property loans on non-accrual at March 31, 2010 were multi-family loans totaling $3.4 million and a commercial real estate loan totaling $2.7 million. The commercial real estate loan was current at March 31, 2010 but had previously experienced cash flow problems and remains on non-accrual. There were no delinquent or non-accrual income property loans at June 30, 2009.  The increase in non-accrual loans has impacted our determination of the allowance for loan losses at March 31, 2010. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.

Classified Assets.  We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 5.40% of our total assets at March 31, 2010, as compared to 2.39% of our total assets at June 30, 2009.  The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Classified and Special Mention Assets:
Loss	$4	$20
Doubtful	58	126
Substandard	36,750	13,964
Special Mention	11,412	7,316
Total	$48,224	$21,426

The increase in classified assets was consistent with the increases in delinquent loans and non-performing assets noted above.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analyses by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in FASB ASC 310, “Receivables.” The accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision (“OTS”) and the FDIC, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of the Bank.

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	March 31, 2010		June 30, 2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$7,664	44.90%	$3,326	50.22%
Multi-family	3,715	34.02	515	26.17
Commercial	1,191	14.90	286	16.13
Other loans:
Automobile	168	4.23	342	5.56
Home equity	9	0.14	6	0.17
Other	73	1.81	111	1.75
Total allowance for loan losses	$12,820	100.00%	$4,586	100.00%

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

The allowance for loan losses as a percent of total loans was 1.68% at March 31, 2010 as compared to 0.61% at June 30, 2009. The allowance for loan losses as a percent of non-accrual loans was 44.4% at March 31, 2010 as compared to 51.7% at June 30, 2009.  The general valuation allowance has increased from $3.4 million at June 30, 2009 to $8.1 million at March 31, 2010.  The general valuation allowance as a percent of total loans was 1.08% at March 31, 2010 as compared to 0.46% at June 30, 2009.  The specific valuation allowance increased from $1.2 million at June 30, 2009 to $4.7 million at March 31, 2010.  The increase in the allowance for loan losses was primarily attributable to an increase in historical loss experience as well as the significant increase in real estate loan delinquencies and troubled debt restructurings during the period.  The increase in delinquencies and troubled debt restructures was experienced primarily in our one-to-four family real estate loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and prolonged and elevated levels of unemployment in our market area.  Also, impacting the allowance was a $6.1 million increase in non-accrual income property loans for which specific valuation allowances of $1.0 million have been applied.

Liquidity, Capital Resources and Commitments

Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See “Consolidated Statements of Cash Flows” contained in the unaudited Consolidated Financial Statements included in this document.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits as well as interest earning time deposits in other financial institutions. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At March 31, 2010, total approved loan commitments amounted to $6.6 million, which included the unfunded portion of loans of $2.5 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at March 31, 2010, totaled $174.9 million and $62.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At March 31, 2010, we had available additional advances from the FHLB of San Francisco in the amount of $215.8 million. We also had an available line of credit with the Federal Reserve Bank of $80.9 million at March 31, 2010.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at March 31, 2010 and June 30, 2009. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$86,535	13.99%	$49,487	8.00%	$61,899	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	78,798	12.74	24,759	4.00	37,139	6.00
Tier 1 (core) capital (to adjusted tangible assets)	78,798	8.89	35,473	4.00	44,342	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$80,077	13.32%	$48,096	8.00%	$60,120	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	76,713	12.76	24,048	4.00	36,072	6.00
Tier 1 (core) capital (to adjusted tangible assets)	76,713	8.65	35,493	4.00	44,367	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At March 31, 2010, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The asset/liability management committee generally meets on a weekly basis to discuss, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and economic value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and economic value of portfolio equity that are authorized by the board of directors of Kaiser Federal Bank. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairman or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least monthly.

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

At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin. We intend to continue our existing strategy of originating relatively short-term and/or adjustable rate loans. The Bank does not maintain any securities for trading purposes. The Bank does not currently engage in trading activities or use instruments such as interest rate swaps, hedges, or other similar derivatives to control interest rate risk.

The OTS provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided to the OTS by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at March 31, 2010 that would occur upon an immediate change in interest rates based on OTS assumptions but without giving effect to any steps that management might take to counteract that change.

		March 31, 2010
Change in interest rates in basis points (“bp”) (Rate shock in rates)
		Net portfolio value (NPV)			NPV as % of PV of assets
		$ amount	$ change	% change	NPV ratio	Change(bp)
		(Dollars in thousands)
+300	bp	$78,330	$(30,009)	(28)%	8.88%	(273	)bp
+200	bp	89,909	(18,430)	(17)	9.99	(162)
+100	bp	100,581	(7,758)	(7)	10.96	(65)
0	bp	108,339	—	—	11.61	—
-100	bp	111,383	3,044	3	11.81	20

The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the fair values of certain assets under differing interest rate scenarios.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
08/1/08 – 08/31/08	—	$—	—	228,354
09/1/08 – 09/30/08	14,024	9.96	14,024	214,330
10/1/08 – 10/31/08	—	—	—	214,330
11/1/08 – 11/30/08	14,536	8.14	28,560	199,794
12/1/08 – 12/31/08	75	7.41	28,635	199,719
01/1/09 – 01/31/09	15,150	8.04	43,785	184,569
02/1/09 – 02/28/09	46,983	7.56	90,768	137,586
03/1/09 – 03/31/09	37,956	7.68	128,724	99,630
04/1/09 – 04/30/09	—	—	—	99,630
05/1/09 – 05/31/09	10,125	7.82	138,849	89,505
06/1/09 – 06/30/09	400	9.95	139,249	89,105
07/1/09 – 07/31/09	—	—	—	89,105
08/1/09 – 08/31/09	—	—	—	89,105
09/1/09 – 09/30/09	600	9.17	139,849	88,505
10/1/09 – 10/31/09	—	—	—	88,505
11/1/09 – 11/30/09	175	8.66	140,024	88,330
12/1/09 – 12/31/09	12,301	8.66	152,325	76,029
01/1/10 – 01/31/10	—	—	—	76,029
02/1/10 – 02/28-10	107	8.70	152,432	75,922
03/1/10 – 03/31/10	80	8.78	152,512	75,842

* On August 27, 2008, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 228,354 shares of stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved and Removed

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

Dated: May 13, 2010
BY: /s/ K. M. Hoveland
K. M. Hoveland
President, Chief Executive Officer

BY: /s/ Dustin Luton
Dustin Luton
Chief Financial Officer