Form 10-K
period 2010-06-30
K-FED BANCORP
filed 2010-08-25
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

             (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2010

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common equity as of December 31, 2009 was $33.4 million. There were 13,290,200 shares of the registrant’s common stock, $.01 par value per share, outstanding at August 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

K-FED BANCORP
Annual Report on Form 10-K
For the Fiscal Year Ended June 30, 2010

Part I.

Item 1. Business.

General

K-Fed Bancorp (the “Company”) is a federally-chartered stock holding company that was formed in July 2003 as a wholly-owned subsidiary of K-Fed Mutual Holding Company (the “MHC”), a federally-chartered mutual holding company, in connection with the mutual holding company reorganization of Kaiser Federal Bank (the “Bank”), a federally chartered stock savings bank. Upon completion of the mutual holding company reorganization in July 2003, K-Fed Bancorp acquired all of the capital stock of Kaiser Federal Bank. On March 30, 2004, K-Fed Bancorp completed a minority stock offering in which it sold 5,686,750 shares, or 39.09%, of its outstanding common stock to eligible depositors of Kaiser Federal Bank and the Kaiser Federal Bank employee stock ownership plan in a subscription offering. The remaining 8,861,750 outstanding shares of K-Fed Bancorp’s common stock are owned by K-Fed Mutual Holding Company. At June 30, 2010, K-Fed Mutual Holding Company owned 66.7% of the outstanding shares of common stock of K-Fed Bancorp, with the remaining 33.3%, or 4,428,450 shares held by public stockholders.  K-Fed Bancorp owns 100% of Kaiser Federal Bank’s outstanding common stock.

At June 30, 2010, K-Fed Bancorp had consolidated assets of $866.8 million, deposits of $630.7 million and stockholders’ equity of $94.7 million.  K-Fed Bancorp has not engaged in any significant business to date.  Its primary activity is holding all of the outstanding shares of common stock of Kaiser Federal Bank.  K-Fed Bancorp does not maintain offices separate from those of Kaiser Federal Bank or utilize persons other than certain of Kaiser Federal Bank’s officers.  Our executive offices are located at 1359 North Grand Avenue, Covina, California 91724 and our telephone number is (626) 339-9663.

Kaiser Federal Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. We are headquartered in Covina, California, with branches or financial service centers in Pasadena, Covina, Bellflower, Harbor City, Los Angeles and Panorama City to serve Los Angeles County, financial service centers in Fontana and Riverside to serve San Bernardino and Riverside counties, and one financial service center in Santa Clara to serve Santa Clara County. Financial service centers provide all of the services as our full service branches except they do not disburse cash; however, there is an on-site ATM that dispenses cash.

We began operations as a credit union in 1953 initially serving the employees of the Kaiser Foundation Hospital in Los Angeles, California. As the Kaiser Permanente Medical Care Program evolved so did the credit union, and in 1972, it changed its name to Kaiser Permanente Federal Credit Union. The credit union grew to primarily serve Kaiser Permanente employees and physicians who worked or lived in California. The credit union serviced members with two branches, Pasadena and Santa Clara, and a network of ATMs primarily located in Kaiser Permanente medical centers. However, as a credit union, the credit union was legally restricted to serve only individuals who shared a “common bond” such as a common employer.

After receiving the necessary regulatory and membership approvals, on November 1, 1999, Kaiser Permanente Federal Credit Union converted to a federal mutual savings bank known as Kaiser Federal Bank which serves the general public as well as Kaiser Permanente employees. Kaiser Federal Bank reorganized into the mutual holding company structure in 2003 and became the wholly owned subsidiary of K-Fed Bancorp.

Kaiser Federal Bank’s principal business activity consists of attracting retail deposits from the general public and originating primarily loans secured by first mortgages on owner-occupied one-to-four family residences and multi-family residences located in its market area and, to a lesser extent, automobile and other consumer loans. Prior to 2007, Kaiser Federal Bank purchased, using our own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.  These purchases were primarily funded with Federal Home Loan Bank borrowings.  Kaiser Federal Bank also originated commercial real estate loans, but made the strategic decision to cease such lending in January 2009 in light of the downturn in economic conditions. Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

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

Recent Developments

The Board of Directors of the MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) on May 27, 2010, as amended August 24, 2010.  The Plan is subject to the approval of the Company’s stockholders, the Bank’s depositors and the Office of Thrift Supervision (“OTS”), our primary banking regulator.  Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully stock public form.  The MHC will then no longer exist.  Pursuant to the Plan, the Company, which owns 100% of the Bank, also will be succeeded by a Maryland corporation, Kaiser Federal Financial Group, Inc.  As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering.  The existing publicly held shares of the Company, which represent the minority ownership interest in the Company, will be exchanged for new shares of common stock of Kaiser Federal Financial Group, Inc.  The exchange ratio will ensure that immediately after the conversion and public offering, the public stockholders of the Company will own the same aggregate percentage of Kaiser Federal Financial Group, Inc. that they owned immediately prior to that time, excluding any new shares purchased in the offering or cash paid in lieu of fractional shares.  When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by Kaiser Federal Financial Group, Inc.

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

Market Area

The financial services sector of the United States economy continues to experience a declining economic environment.  Economic conditions continued to weaken both nationally and in our market area of California.  With the tightening of credit standards, there has been an imbalance between the number of homes available for sale and the demand from qualified borrowers, creating significant downward pressure on home prices.  California, in particular, experienced significant declines in real estate values over the past several years and increasing unemployment rates as compared to the national average.

Future growth opportunities will be influenced by the stability of the regional economy and other trends within California, including housing market conditions.  According to the U.S. Census Bureau, unemployment rates in California increased to 12.3% at June 30, 2010 from 11.6% at June 30, 2009 and 7.0% at June 2008.  This compares to the national unemployment rate of 9.5% at June 30, 2010, 9.5% at June 30, 2009 and 5.5% at June 30, 2008.  According to the U.S. Census Bureau, the unemployment rates (not seasonally adjusted) for the Los Angeles-Long Beach-Santa Ana metropolitan area, where most of our lending activity occurs increased to 11.6% at June 30, 2010 from 10.8% at June 30, 2009 and 6.8% at June 30, 2008.  The S&P/Case-Shiller Home Price Index for the Los Angeles Metropolitan Area declined by approximately 36% at May 2010 as compared to the high reported in 2006.  This compares to the S&P/Case-Shiller U.S. National Home Price Index decline of approximately 29% as compared to the high reported in 2006.  The California Association of Realtors reported single-family home sales decreased 4.2% in June 2010 as compared to June 2009.

According to the California Building Industry Association, housing starts gained ground in June 2010; however, production levels are still hovering around record lows.  In response to declining new home sales, builders reduced the pace of new construction over the past several years.  According to the U.S. Census Bureau, one-to-four family and multi-family building permits declined significantly in the past two years, both nationally and in California.  On a national level, one-to-four family building permits declined 35% in 2008 and 36% in 2009.  This compares to one-to-four family building permits in California declining 43% in 2008 and 44% in 2009.  Multi-family building permits declined 23% in 2008 and 49% in 2009 on a national level.  This compares to multi-family building permits in California declining 34% in 2008 and 56% in 2009.  According to the Construction Industry Research Board, for the first half of 2010 permits were up 17% when compared to the first half of 2009.  One-to-four family permits were up 8% and multi-family permits rose 35%.  While the recent improvement in construction is encouraging, the California housing market and economy have been adversely impacted by the record low levels of building permits over the past several years.

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

Lending Activities

General. Historically, we originated and purchased first lien one-to-four family real estate loans throughout our market area. However, we have not purchased any one-to-four family real estate loans since June 2007 as we have focused our efforts on originating multi-family residential loans. We also originate consumer loans, primarily automobile loans.  Prior to January 2009, we also originated commercial real estate loans, but have ceased making such loans until economic conditions improve and the real estate market stabilizes.

Our loans carry either a fixed or an adjustable rate of interest.  We do not offer adjustable rate loans where the initial rate is below the otherwise applicable index rate (i.e., teaser rates). Mortgage loans generally have a longer term amortization, with maturities up to 30 years, depending upon the type of property with principal and interest due each month. Consumer loans are generally short term and amortize monthly or have interest payable monthly.  We also have loans in our portfolio that only require interest payments on a monthly basis. At June 30, 2010, our net loan portfolio totaled $758.0 million, which constituted 87.4% of our total assets. With respect to purchased loans, we underwrote each purchased loan in accordance with our underwriting standards. The majority of the loans that we purchased were acquired with servicing retained by the seller to allow for greater investments in real-estate lending without having to significantly increase our servicing and operations costs. We generally purchased these loans without recourse against the seller.

At June 30, 2010, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities under applicable regulations was $13.4 million, or 15% of our unimpaired capital. At June 30, 2010, we had no loans or group of loans to related borrowers with outstanding balances in excess of this amount. Our five largest lending relationships at June 30, 2010 were as follows:

●	three loans to an individual totaling $7.6 million, secured by a multi-tenant medical office building and two multi-family dwellings;

●	seven loans to an individual for $7.5 million secured by seven multi-family dwellings ranging from eight to 50 units;

●	three loans to an individual for $6.8 million secured by a single tenant retail building, a single tenant supermarket building and a 15 tenant mixed use office building;

●	two loans to an individual for $6.5 million secured by a 16 tenant medical office building and a 54 unit multi-family dwelling; and

●	two loans to an individual for $5.7 million secured by a single tenant industrial building and a single tenant office building.

All of the loans noted in the above relationships were performing in accordance with their terms as of June 30, 2010.

The following table presents information concerning the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated.  There were no loans held for sale on any of the dates indicated below.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate
One-to-four family	$335,631	43.55%	$377,230	50.22%	$428,727	57.51%	$469,459	66.88%	$437,024	68.63%
Multi-family residential	278,397	36.12	196,575	26.17	132,290	17.75	88,112	12.55	89,220	14.01
Commercial	113,458	14.72	121,143	16.13	115,831	15.54	77,821	11.09	58,845	9.24
Total real estate loans	727,486	94.39	694,948	92.52	676,848	90.80	635,392	90.52	585,089	91.88

Other loans
Consumer:
Automobile	29,492	3.83	41,798	5.56	52,299	7.01	53,100	7.56	41,572	6.53
Home equity	1,096	0.14	1,299	0.17	1,405	0.19	1,446	0.21	1,787	0.28
Other	12,672	1.64	13,119	1.75	14,883	2.00	12,024	1.71	8,374	1.31
Total other loans	43,260	5.61	56,216	7.48	68,587	9.20	66,570	9.48	51,733	8.12

Total loans	$770,746	100.00%	$751,164	100.00%	$745,435	100.00%	$701,962	100.00%	$636,822	100.00%

Less:
Net deferred loan originations costs (fees)	607		376		33		(134)		(202)
Net (discounts) premiums on purchased loans	(59)		(79)		(48)		120		195
Allowance for loan losses	(13,309)		(4,586)		(3,229)		(2,805)		(2,722)
Total loans receivable, net	$757,985		$746,875		$742,191		$699,143		$634,093

Loan Maturity. The following schedule illustrates certain information at June 30, 2010 regarding the dollar amount of loans maturing in the portfolio based on their contractual terms-to-maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Real Estate			Consumer
	One-to-four family	Multi-family residential	Commercial	Automobile	Home Equity	Other	Total
	(In thousands)
At June 30, 2010

Within (1) year (1)	$136	$—	$—	$1,027	$1,096	$2,690	$4,949

After 1 year:
After 1 year through 3 years	132	249	3,469	15,518	—	1,255	20,623
After 3 years through 5 years	731	21	9,594	12,909	—	1,308	24,563
After 5 years through 10 years	37,006	23,137	99,304	38	—	7,419	166,904
After 10 years through 15 years	8,960	231,106	1,091	—	—	—	241,157
After 15 years	288,666	23,884	—	—	—	—	312,550
Total due after 1 year	335,495	278,397	113,458	28,465	—	9,982	765,797

Total	$335,631	$278,397	$113,458	$29,492	$1,096	$12,672	$770,746

(1)	Includes demand loans and loans that have no stated maturity.

The following table sets forth the dollar amount of all loans at June 30, 2010 that are due after June 30, 2011, which have fixed interest rates and adjustable interest rates.

	Due after June 30, 2011
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans
One-to-four family	$276,859	$58,636	$335,495
Multi-family residential	—	278,397	278,397
Commercial	—	113,458	113,458
Total real estate loans	276,859	450,491	727,350

Other Loans
Consumer:
Automobile	28,465	—	28,465
Home equity	—	—	—
Other loans	9,982	—	9,982
Total other loans	38,447	—	38,447
Total loans	$315,306	$450,491	$765,797

One-to-four Family Residential Lending. At June 30, 2010, our first lien one-to-four family residential mortgage loans totaled $335.6 million, or 43.5%, of our gross loan portfolio. We generally underwrite our one-to-four family loans based on the applicant’s employment, credit history and the appraised value of the subject property. With respect to loans we have purchased, we underwrote each loan based upon our underwriting standards prior to making the purchase. Presently, we lend up to 80% of the lesser of the appraised value or purchase price of the subject property for one-to-four family residential loans. Properties securing our one-to-four family loans are appraised by independent state licensed fee appraisers approved by our board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

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

Adjustable rate mortgage loans generally pose different credit risks than fixed rate loan mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  At June 30, 2010, our one-to-four family adjustable rate mortgage loan portfolio totaled $58.6 million, or 7.6% of our gross loan portfolio. At that date, the fixed rate one-to-four family mortgage loan portfolio totaled $276.9 million, or 35.9% of our gross loan portfolio.  Included in non-accrual loans at June 30, 2010 were $2.9 million in adjustable rate one-to-four family mortgage loans and $21.9 million in fixed rate one-to-four family mortgage loans.

In addition, we previously purchased interest-only one-to-four family mortgage loans. One-to-four family interest-only mortgage loans have decreased by $14.4 million, or 24.1% to $45.3 million at June 30, 2010 from $59.7 million at June 30, 2009. We have also purchased loans underwritten based upon stated income. A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. One-to-four family stated income mortgage loans have decreased by $19.1 million, or 20.3% to $75.2 million at June 30, 2010 from $94.3 million at June 30, 2009. As of June 30, 2010, $53.4 million of stated income mortgage loans were fixed rate loans and $21.8 million were adjustable rate loans.  Included in non-accrual loans at June 30, 2010 were $12.5 million in one-to-four family loans that were interest-only or stated income loans that carried a specific valuation allowance of $1.7 million.  There were $3.2 million in interest-only or stated income loans that were modified as of June 30, 2010.  The $3.2 million in loans were classified as troubled debt restructurings and are included in non-accrual loans.  There are no special or unusual payment arrangements on these loans.

In 2005, we began to purchase interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the rate that would apply upon the first interest rate adjustment.  We have no plans to increase the number of interest-only or stated income loans held in our loan portfolio or originate such loans at this time and have not purchased any such loans since 2007.  An interest-only loan typically provides for the payment of interest (rather than both principal and interest) for a fixed period of three, five or seven years, thereafter the loan payments adjust to include both principal and interest for the remaining term.  By imposing these additional underwriting standards we believe these loans should not present greater risk than other loans in our one-to-four family loan portfolio.

The following table describes certain risk characteristics of our one-to-four family nonconforming mortgage loans held for investment as of June 30, 2010 and 2009:

Category	Outstanding Balance	Weighted-Average Credit Score(1)	Weighted Average LTV(2)	Weighted- Average Seasoning(3)
	(Dollars in thousands)

June 30, 2010
Interest-only(4)	$45,295	735	71.86%	4.16 years
Stated income(4)(5)	75,184	737	66.95	5.18
Credit score less than or equal to 660	25,268	640	70.68	4.90

June 30, 2009
Interest-only(4)	$59,741	736	76.25%	3.46 years
Stated income(4)(5)	94,263	738	71.84	4.34
Credit score less than or equal to 660	27,766	641	71.23	4.05

(1)	The credit score is one factor in determining the credit worthiness of a borrower based on the borrower’s credit history. The credit score is as of origination.
(2)	LTV (loan-to-value) is the ratio calculated by dividing the original loan balance by the original appraised value of the real estate collateral.
(3)	Seasoning describes the number of years since the funding date of the loan.
(4)	At June 30, 2010 and 2009 there were $9.9 million and $16.8 million in loans that are both stated income and interest-only, respectively.
(5)
Stated income is defined as a borrower provided level of income which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.

Multi-Family Residential Real Estate Lending. We also offer multi-family residential real estate loans through our loan division at the Covina headquarters office. These loans are secured by real estate located in our primary market areas, within the state of California.  We generally originate multi-family residential loans through our loan officers.  Since multi-family residential lending has become the predominate source of our loan origination activity, we have hired additional seasoned loan officers, underwriters, and support staff in this area. We seek to originate multi-family residential loans with initial principal balances of $1.5 million or less.   At June 30, 2010, multi-family residential loans totaled $278.4 million, or 36.1%, of our gross loan portfolio, and consisted of 415 loans outstanding with an average loan balance of approximately $670,000 although we originate loans with balances greater than this average.

Our multi-family residential loans are originated with adjustable interest rates. We use a number of indices to set the interest rate, including a rate based on the constant maturity of one year U.S. Treasury securities. Our adjustable rate loans carry an initial fixed rate of interest for one, three, five or seven years which then convert to an interest rate that is adjusted annually based upon the applicable index. Presently, our underwriting guidelines allow us to lend up to 70% of the lesser of the appraised value or purchase price of multi-family residential real estate. These loans require monthly payments, amortize over a period of up to thirty years and have maximum maturity of thirty years and carry prepayment penalties.

Loans secured by multi-family residential real estate are underwritten based on non-discriminatory underwriting standards and loan origination procedures established by Kaiser Federal Bank’s Credit Committee.  Loan policies are reviewed annually, or more frequently if warranted, and approved by both the Credit Committee and Kaiser Federal Bank’s board of directors.  The loan underwriting process is intended to assess the income producing potential of the property and the financial strength of the borrower.  We review the borrower’s sources of income, cash flow, assets, and credit history.  We evaluate the historical and projected income and expenses of the borrower and property.  We also evaluate a guarantor when a guarantee is provided as part of the loan.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. Appraisals and secondary review appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by our board of directors.

Loans secured by multi-family residential properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information.  To ensure adequate resources to request, follow-up, and analyze borrower financial updates, additional staff has been allocated to these functions, and staffing will be added in the future to support the size and complexity of the portfolios.  Included in non-accrual loans at June 30, 2010 were five multi-family residential real estate loans totaling $4.0 million, three of which were classified as troubled debt restructurings and are current under the modified terms.  See “—Asset Quality - Non-Performing Assets.”

Commercial Real Estate Lending. In January 2009, we suspended offering new commercial real estate loans due to the unstable economic outlook for this type of loan.  We will reevaluate whether to originate commercial real estate loans in the future as market conditions change.  The existing portfolio is secured primarily by small retail establishments, small industrial warehouse buildings and small office buildings located in our primary market area, within the state of California, and are both owner and non-owner occupied.  These loans were originated through our staff at our Covina headquarters office.  Generally, we have not purchased commercial real estate loans.  At June 30, 2010, commercial real estate loans totaled $113.5 million, or 14.7% of our gross loan portfolio, of which $24.1 million or 21.2% of this portfolio was to borrowers who occupy the property.  The table below shows the number and balance by collateral type of our commercial real estate loans at June 30, 2010.

Type of Loan	Number of Loans	Balance
		(In thousands)

Office	36	$40,728
Owner occupied	35	24,054
Manufacturing facilities	13	16,912
Retail	10	16,188
Medical office	4	5,346
Other	13	10,230
Total	111	$113,458

We originated only adjustable rate commercial real estate loans. The interest rate on these loans is tied to a rate based on the constant maturity of one year U.S. Treasury securities. A majority of our adjustable rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted annually based upon the index. Presently, our underwriting guidelines allow us to lend up to 60% of the lesser of the appraised value or purchase price for the commercial real estate. These loans require monthly payments, amortize up to thirty years, have maturities of up to fifteen years and carry prepayment penalties.

Loans secured by commercial real estate were underwritten based on the income producing potential of the property, the financial strength of the borrower and any guarantors. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We may require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. All loans required an appraisal and secondary review from two different independent state licensed fee appraisers on our approved appraiser list, which is approved by the board of directors.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In order to monitor the adequacy of cash flows on income-producing properties, the borrowers are required to provide periodic financial information.  Included in non-accrual loans as of June 30, 2010 was one contractually current commercial real estate loan with a balance of $2.7 million.  See “—Asset Quality - Non-Performing Assets.”

Consumer Loans. We offer a variety of secured consumer loans, including home equity lines of credit, new and used automobile loans, and loans secured by savings deposits. We also offer a limited amount of unsecured loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. At June 30, 2010, our consumer loan portfolio, exclusive of automobile loans, totaled $13.8 million, or 1.8%, of our gross loan portfolio.

The most significant component of our consumer lending is automobile loans. We originate automobile loans only on a direct basis with the borrower. Many of our automobile loans are made to employees of the Kaiser Permanente Health Care System. Loans secured by automobiles totaled $29.5 million, or 3.83%, of our gross loan portfolio at June 30, 2010. Automobile loans may be written for up to seven years for new automobiles and a maximum of five years for used automobiles and have fixed rates of interest. Loan-to-value ratios for automobile loans are up to 100% of the manufacturer’s suggested retail price for new automobiles and up to 100% of value on used cars, based on valuation from official used car guides.

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

Our primary focus when originating automobile loans is on the ability of the borrower to repay the loan rather than the value of the underlying collateral.  The amount financed by us is generally up to the manufacturer’s suggested retail price of the financed vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts obtained through us in connection with the vehicle.

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

Loan Approval Procedures and Authority. All multi-family residential and commercial real estate loans require an appraisal and secondary review appraisal as part of the underwriting process. One-to-four family residential loans require an appraisal and may be subject to a secondary review appraisal. Secured consumer loans require evaluation of collateral.  Additionally, any loan request that results in a total credit exposure to one borrower of over $500,000 and up to $1.5 million requires the additional approval of a second underwriter and/or the Chief Credit Officer.  Any loan request that results in a total credit exposure to one borrower over $1.5 million and up to $5 million requires the approval of the Credit Committee, which is currently comprised of the Chairman of the Board, President/CEO, Chief Operating Officer, Chief Credit Officer, and other senior lending staff.  Loan requests that result in a credit exposure to one borrower over $5.0 million require the board of director’s approval.  All loan approvals granted by the Credit Committee are documented in the meeting minutes and reported to the board of directors.  Although our regulatory loans-to-one borrower limit is substantially higher than the $5 million internal limit, and will increase with the successful completion of this offering, our intention is to keep our lending limits at their current levels.

Loan Originations, Purchases, Sales and Repayments. We originate loans through employees located at our headquarters office. Walk-in customers and referrals from our current customer base, advertisements, real estate brokers and mortgage loan brokers are also important sources of loan originations.

While we originate adjustable rate and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. In prior years, we have also purchased real estate whole loans as well as participation interests in real estate loans. However, we have not purchased any loans since June 2007. At June 30, 2010, our real estate loan portfolio totaled $727.5 million or 94.4% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2010 totaled $215.3 million, or 27.9% of the gross loan portfolio.  At June 30, 2009, our real estate loan portfolio totaled $694.9 million or 92.5% of the gross loan portfolio. Purchased real estate loans serviced by others at June 30, 2009 totaled $291.1 million, or 38.8% of the gross loan portfolio.

The following table shows the loan originations, purchases, sales and repayment activities for the years indicated.

	For the Year Ended June 30,
	2010	2009	2008
	(In thousands)
Originations by type:
Adjustable rate:
Real estate one-to-four-family	$—	$—	$4,491
-multi-family residential	91,104	76,495	59,548
-commercial	—	13,664	53,108
Non-real estate – other consumer	—	—	185
Total adjustable rate	91,104	90,159	117,332

Fixed rate:
Real estate one-to-four family	$29,045	$7,777	$14,749
Non-real estate - consumer automobile	8,285	12,395	24,960
- other consumer	9,397	11,264	13,569
Total fixed rate	46,727	31,436	53,278
Total loans originated	137,831	121,595	170,610

Purchases:
Adjustable rate:
Real estate one-to-four family	$—	$—	$—
-multi-family residential	—	—	—
-commercial	—	—	—
Total adjustable rate	—	—	—

Fixed rate:
Real estate one-to-four family	$—	$—	$—
Total fixed rate	—	—	—
Total loans purchased	—	—	—

Sales and repayments:
Sales and loan participations sold	2,485	—	—
Principal repayments	115,764	115,866	127,137
Total reductions	118,249	115,866	127,137
Decrease in other items, net	(8,472)	(1,045)	(425)
Net increase	$11,110	$4,684	$43,048

Asset Quality

General. As a result of the prolonged distressed economic environment, elevated unemployment levels and a depressed real estate market, our loan portfolio continues to show increased delinquency.  While delinquency ratios have increased we continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans.  In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property.  With respect to loans we purchased in the past, we underwrote each loan based upon our own underwriting standards prior to making the purchase.  The following underwriting guidelines, among other things, have been used by us as underwriting tools to further limit our potential loss exposure:

●	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.

●	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans.

●	We only lend up to 70% of the appraised value or purchase price for multi-family residential loans.

Additionally, our portfolio has remained strongly anchored in traditional mortgage products. We do not originate or purchase construction and development loans, teaser option-ARM loans, negatively amortizing loans or high loan-to-value loans.

At June 30, 2010, one-to-four family residential mortgage loans totaled $335.6 million, or 43.5%, of our gross loan portfolio of which $276.9 million were fixed rate and $58.6 million were adjustable rate loans.  Adjustable rate mortgages generally pose different credit risks than fixed rate mortgages, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Included in non-accrual loans at June 30, 2010 were $2.9 million in adjustable rate one-to-four family loans and $21.9 million in fixed rate one-to-four family loans.  Overall this represents 7.4% of the one-to-four family residential mortgage loan portfolio.

All of our real estate loans are secured by properties located in California.  The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of June 30, 2010
County	One-to-four family	Multi-family residential	Commercial	Total	Percent
	(Dollars in thousands)

Los Angeles	$127,625	$208,616	$65,614	$401,855	55.24%
Orange	55,968	24,027	28,464	108,459	14.91
San Diego	31,318	15,878	2,665	49,861	6.85
Riverside	14,912	6,850	9,376	31,138	4.28
San Bernardino	13,584	14,033	4,181	31,798	4.37
Santa Clara	25,634	577	—	26,211	3.60
Alameda	12,699	65	465	13,229	1.82
Other	53,891	8,351	2,693	64,935	8.93
Total	$335,631	$278,397	$113,458	$727,486	100.00%

Non-accrual Real Estate Loans by County as of June 30, 2010
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)

Los Angeles	$8,081	$—	$—	$8,081	2.01%
Orange	2,870	—	—	2,870	2.65
San Diego	2,942	—	2,665	5,607	11.25
Riverside	3,239	231	—	3,470	11.14
San Bernardino	2,634	2,705	—	5,339	16.79
Santa Clara	1,005	—	—	1,005	3.83
Alameda	985	—	—	985	7.45
Other	2,998	1,029	—	4,027	6.20
Total	$24,754	$3,965	$2,665	$31,384	4.31%

Problem Assets. For one-to-four family residential, multi-family residential and commercial real estate loans serviced by us, a notice is sent to the borrower when the loan is eight days past due. When the loan is twenty days past due, we mail a subsequent delinquency notice to the borrower. Typically, before the loan becomes thirty days past due, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon, loan personnel will generally prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to ten days to bring the account current. Once the loan becomes sixty days delinquent, and an acceptable repayment plan has not been agreed upon, the servicing officer will turn over the account to the deed of trust trustee with instructions to initiate foreclosure.  Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. However, we track each purchased loan individually to attempt to receive full payments as scheduled. Each month, third party servicers are required to provide delinquent loan status reports to our servicing officer, which are included in the month-end delinquent real estate report to management.

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

At June 30, 2010, $208.8 million, or 62.2% of our one-to-four family residential mortgage portfolio was serviced by others.  As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner.  Currently, we track the servicing of these loans on our core mortgage servicing system.  We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan falls 30 days past due.  In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower.  Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf.  We have been unsuccessful in negotiating the transfer of these servicing rights to us and are currently pursuing legal action.  We have filed legal suit against Bank of America and expect to file suit against another servicer in the next few months seeking to obtain the transfer of servicing rights on $205.2 million of loans serviced by others.  In anticipation of this effort, we have hired additional staff in the real estate loan servicing area.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at June 30, 2010:

	Amount	Percent	Non-performing	Percent of Non- accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$208,800	62.21%	$16,048	7.69%
Purchased and servicing transferred to us	30,747	9.16	4,578	14.89
Originated and serviced by us	96,084	28.63	4,128	4.30
Total	$335,631	100.00%	$24,754	7.38%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent:
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family residential	—	—	2	2,786	2	2,786
Commercial	—	—	—	—	—	—
Other loans:
Automobile	4	35	—	—	4	35
Home equity	—	—	1	63	1	63
Other	—	—	2	4	2	4
Total loans	7	$1,332	38	$16,226	45	$17,558

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

At June 30, 2008
Real estate loans:
One-to-four family	—	$—	4	$1,583	4	$1,583
Multi-family residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	10	159	8	132	18	291
Home equity	—	—	—	—	—	—
Other	22	34	9	15	31	49
Total loans	32	$193	21	$1,730	53	$1,923

At June 30, 2007
Real estate loans:
One-to-four family	—	$—	2	$1,115	2	$1,115
Multi-family residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	7	111	2	19	9	130
Home equity	—	—	—	—	—	—
Other	5	8	4	7	9	15
Total loans	12	$119	8	$1,141	20	$1,260

At June 30, 2006
Real estate loans:
One-to-four family	2	$383	—	$—	2	$383
Multi-family residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	8	108	7	57	15	165
Home equity	—	—	—	—	—	—
Other	3	3	6	10	9	13
Total loans	13	$494	13	$67	26	$561

Delinquent loans 60 days or more past due increased to $17.6 million or 2.28% of total loans at June 30, 2010 from $8.5 million or 1.13% of total loans at June 30, 2009.  Delinquent one-to-four family loans increased from $8.4 million at June 30, 2009 to $14.7 million at June 30, 2010.  In addition, there were two multi-family residential loans totaling $2.8 million that were over 90 days delinquent at June 30, 2010 and are in the process of foreclosure.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. All loans past due 90 days and over are classified as non-accrual. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.  Non-accrual loans also include certain troubled debt restructurings.

At June 30, 2010, we had $16.0 million in troubled debt restructurings.  Of the $16.0 million in troubled debt restructurings, $13.0 million are included in non-accrual loans in the following table.  There were no further commitments to customers whose loans are troubled debt restructurings at June 30, 2010.

Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings.  Any loan modifications made due to financial difficulties of the borrower where a concession is made are reported as troubled debt restructurings.  Any other changes or modifications made for borrowers who are not experiencing financial difficulties are done on an infrequent basis.  There were nine loans that were modified in fiscal 2010 and not accounted for as troubled debt restructurings in the amount of $6.2 million.  The modifications were made to refinance the credits to maintain the borrowing relationships and generally consisted of term or rate modifications.  The borrowers were not experiencing financial difficulty and the modifications were made at market terms.

Real Estate Owned.  Real estate owned and repossessed assets consist of real estate and other assets which have been acquired through foreclosure on loans.   At the time of foreclosure, assets are recorded at fair value less estimated selling costs, with any write-down charged against the allowance for loan losses.  The fair value of real estate owned is determined by a third party appraisal of the property.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$15,561	$6,766	$1,583	$1,115	$—
Multi-family residential	2,786	—	—	—	—
Commercial	—	—	—	—	—
Other loans:
Automobile	—	—	132	19	57
Home equity	63	—	—	—	—
Other	4	11	15	7	10
Troubled debt restructurings:
One-to-four family	9,193	1,859	—	—	—
Multi-family residential	1,179	235	—	—	—
Commercial	2,665	—	—	—	—
Total non-accrual loans	$31,451	$8,871	$1,730	$1,141	$67

Real estate owned and repossessed assets:
Real estate loans:
One-to-four family	$1,373	$496	$1,045	$238	$—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans:
Automobile	—	3	161	74	69
Home equity	—	—	—	—	—
Other	—	—	—	—	—
Total real estate owned and repossessed assets	$1,373	$499	$1,206	$312	$69

Total non-performing assets	$32,824	$9,370	$2,936	$1,453	$136
Ratios:
Non-performing loans to total loans (1)	4.08%	1.18%	0.23%	0.16%	0.01%
Non-performing assets to total assets	3.79%	1.05%	0.35%	0.18%	0.02%
Non-accrued interest (2)	$408	$170	$49	$17	$1

(1)	Total loans are net of deferred fees and costs.
(2)	If interest on the loans classified as non-accrual had been accrued, interest income in these amounts would have been recorded.

The increase in non-accrual loans was a result of the increased delinquency in real estate loans as a result of the continued deterioration in the housing market as well as deteriorating general economic conditions and increased and prolonged unemployment in our market area.  We continue to work with responsible borrowers to keep their properties and as a result we have restructured $16.0 million in mortgage loans of which $12.8 million were performing in accordance with their revised contractual terms at June 30, 2010.  This compares to $2.1 million in restructured loans at June 30, 2009.  Of the $16.0 million in restructured loans, $13.0 million were reported as non-accrual at June 30, 2010.  Troubled debt restructured loans are reported as non-accrual until we are reasonably assured of repayment and sustained performance according to the modified terms.  At June 30, 2010, there were $6.6 million of multi-family residential and commercial real estate loans on non-accrual for which specific valuation allowances of $1.3 million have been applied.  Included in the $6.6 million of income property loans on non-accrual at June 30, 2010 were five multi-family residential loans totaling $3.9 million and one commercial real estate loan totaling $2.7 million.

At June 30, 2010, there were five multi-family residential loans on non-accrual. The first multi-family residential loan was made to one borrower with a principal balance of $1.8 million located in Adelanto, California at June 30, 2010.  The loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process.  The second multi-family residential loan located in Tehachapi, California was made in the amount of $1.0 million and was over 90 days delinquent and in the process of foreclosure at June 30, 2010.  The remaining three multi-family residential loans on non-accrual were in the amount of $1.2 million in the aggregate and were troubled debt restructurings at June 30, 2010.  At June 30, 2010, we had one non-accruing commercial real estate loan with a balance of $2.7 million secured by a strip mall in San Diego, California, which was current at June 30, 2010, but had previously experienced cash flow problems.

Classified Assets. Regulations provide for the classification of loans and other assets, such as debt and equity securities considered by regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Loans are classified as special mention when it is determined a loan relationship should be monitored more closely. Loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan classified as special mention in many instances may be performing in accordance with the loan terms.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets represented 53.48% of our equity capital and 5.84% of our total assets at June 30, 2010, as compared to 23.15% of our equity capital and 2.39% of our total assets at June 30, 2009.  At June 30, 2010 and 2009, there were $31.5 million and $8.9 million in non-accrual loans included in classified assets, respectively.

The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2010	2009	2008
	(In thousands)
Classified and Special Mention Assets:
Loss	$9	$20	$84
Doubtful	43	126	460
Substandard	40,513	13,964	3,519
Special Mention	10,043	7,316	5,335
Total	$50,608	$21,426	$9,398

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. In accordance with generally accepted accounting principles (“GAAP”), the allowance is comprised of both specific and general valuation allowances.

The specific component relates to loans that are classified as impaired.  We consider a loan impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and determine impairment by computing a fair value either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent.  The general component covers non-impaired loans and is based both on our historical loss experience as well as significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

The general valuation allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of the loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the allowance. The appropriateness of the allowance is reviewed and established by management based upon its evaluation of then-existing economic and business conditions affecting key lending areas and other conditions, such as credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions and peer data within portfolio segments, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan. Significant factors reviewed in determining the allowance for loan losses included loss ratio trends by loan product and concentrations in geographic regions as well as concentrations by third party servicers. Specific valuation allowances on real estate loans are charged-off at foreclosure; however, we include specific valuation allowances in our historical loss experience ratios.  Holding period restrictions imposed by the State of California on lenders foreclosing on owner occupied real estate securing one-to-four family residential loans and difficulty pursuing collection efforts through third party servicers on our behalf has delayed our ability to foreclose.

Our multi-family and commercial real estate loans (“income property”) are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquent history on income property loans has been less than our single-family real estate loans.  In addition, the multi-family portfolio has been a significant growth area in our loan portfolio during 2010.  For income property loans we review the debt service coverage ratios, seasoning and peer group data.  In 2010, we expanded our migration analysis to include the credit loss migration from published sources, including both the OTS and Federal Deposit Insurance Corporation, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio.  Due to the loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the growth of our income property loans year over year, the general valuation portion of our income property loan portfolio increased by $3.1 million at June 30, 2010, compared to June 30, 2009.

Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the loss related to this condition is reflected in the general allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Given that management evaluates the adequacy of the allowance for loan losses based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in our market area, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and are excluded from specific impairment evaluation; their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

Because the allowance for loan losses is based on estimates of losses inherent in the loan portfolio, actual losses can vary significantly from the estimated amounts. Our methodology as described above permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available. In addition, management’s determination as to the amount of our allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may require the establishment of additional general or specific allowances based upon their judgment of the information available to them at the time of their examination of Kaiser Federal Bank.

Our provision for loan losses increased to $9.9 million for the year ended June 30, 2010 compared to $2.6 million for the year ended June 30, 2009. The provision for loan losses for the year ended June 30, 2010 was comprised of $4.8 million in general valuation allowances and $5.1 million in specific valuation allowances.  The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies and troubled debt restructurings during the period.  Also impacting the provision for loan losses for the year ended June 30, 2010 were multi-family residential and commercial real estate loans totaling $6.4 million that were added to non-accrual.  The allowance for loan losses as a percentage of total loans was 1.73% at June 30, 2010 as compared to 0.61% at June 30, 2009. The allowance for loan losses as a percentage of non-accrual loans was 42.32% at June 30, 2010 as compared to 51.69% at June 30, 2009.  The decreased ratio at June 30, 2010 and 2009, as compared to prior years, is due to the increase in delinquencies and non-performing loans during the years.  Total allowance for loan losses has increased as well over the years as a result of the declining portfolio trends. The general valuation allowance has increased from $3.4 million at June 30, 2009 to $8.0 million at June 30, 2010.  The general valuation allowance as a percentage of total loans was 1.04% at June 30, 2010 as compared to 0.45% at June 30, 2009.  The specific valuation allowance increased from $1.2 million at June 30, 2009 to $5.3 million at June 30, 2010.  The following sets forth an analysis of our allowance for loan losses.

	At or For the Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$4,586	$3,229	$2,805	$2,722	$2,408

Charge-offs:
One-to-four family	966	860	70	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	110	—	—
Consumer – automobile	184	487	646	676	547
Consumer – other	82	141	80	92	33
Total charge-offs	1,232	1,488	906	768	580
Recoveries:
One-to-four family	—	—	—	—	—
Multi-family residential	—	—	27	—	—
Commercial	—	—	—	—	—
Consumer – automobile	65	227	304	312	234
Consumer – other	23	32	37	10	8
Total recoveries	88	259	368	322	242

Net charge-offs	1,144	1,229	538	446	338
Provision for losses	9,867	2,586	962	529	652
Balance at end of year	$13,309	$4,586	$3,229	$2,805	$2,722
Ratios:
Net charge-offs to average loans during the year (1)	0.15%	0.16%	0.07%	0.07%	0.06%
Net charge-offs to average non-performing loans during the year	5.24%	23.91%	35.35%	47.90%	73.04%
Allowance for loan losses to non-performing loans	42.32%	51.69%	186.66%	245.84%	4,062.69%
Allowance as a percent of total loans (1)	1.73%	0.61%	0.43%	0.40%	0.43%

(1)	Loans are net of deferred fees and costs

Allocation of Allowance for Loan Losses. The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate loans:
One-to-four family	$7,821	43.55%	$3,326	50.22%	$1,744	57.51%	$1,626	66.88%	$1,322	68.63%
Multi-family residential	3,643	36.12	515	26.17	407	17.75	114	12.55	123	14.01
Commercial	1,599	14.72	286	16.13	245	15.54	73	11.09	54	9.24
Other loans:
Automobile	185	3.83	342	5.56	716	7.01	922	7.56	1,184	6.53
Home equity	7	0.14	6	0.17	1	0.19	1	0.21	2	0.28
Other	54	1.64	111	1.75	116	2.00	69	1.71	37	1.31
Total allowance for loan losses	$13,309	100.00%	$4,586	100.00%	$3,229	100.00%	$2,805	100.00%	$2,722	100.00%

Investment Activities

General. We are required by federal regulations to maintain an amount of liquid assets in order to meet our liquidity needs. These assets consist of certain specified securities. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

We are authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings bank is otherwise authorized to make directly. See “How We Are Regulated - Kaiser Federal Bank” for a discussion of additional restrictions on our investment activities.

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

At June 30, 2010, our investment portfolio totaled $6.0 million and consisted principally of investment grade collateralized mortgage obligations and mortgage-backed securities. From time to time, investment levels may increase or decrease depending upon yields available on investment alternatives and management’s projected demand for funds for loan originations, deposits, and other activities.  At June 30, 2010 we held no trust preferred securities and have never invested in trust preferred securities.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At June 30,
	2010		2009		2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available-for-sale:
U.S. government and government sponsored entity bonds	$—	—%	$—	—%	$—	—%
Mortgage-backed securities:
Freddie Mac	341	5.65	524	5.37	3,557	22.17
Collateralized mortgage obligations:
Freddie Mac	1,949	32.25	3,712	38.01	4,982	31.06
Total securities available-for-sale	$2,290	37.90%	$4,236	43.38%	$8,539	53.23%

Securities held-to-maturity:
U.S. government and government sponsored entity bonds	$—	—%	$—	—%	$—	—%
Mortgage-backed securities:
Fannie Mae	162	2.68	191	1.96	235	1.47
Freddie Mac	131	2.17	156	1.60	178	1.11
Ginnie Mae	60	1.00	111	1.14	123	0.77
Collateralized mortgage obligations:
Fannie Mae	1,352	22.38	1,819	18.63	2,274	14.17
Freddie Mac	2,046	33.87	3,251	33.29	4,350	27.11
Ginnie Mae	—	—	—	—	344	2.14
Total securities held-to-maturity	$3,751	62.10%	$5,528	56.62%	$7,504	46.77%

Total securities	$6,041	100.00%	$9,764	100.00%	$16,043	100.00%

Other earning assets:
Interest-earning deposits in other financial institutions	$19,267	30.48%	$25,508	32.22%	$6,925	13.28%
Federal funds sold	31,775	50.26	41,020	51.81	32,660	62.66
Federal Home Loan Bank stock	12,179	19.26	12,649	15.97	12,540	24.06
Total other earning assets	$63,221	100.00%	$79,177	100.00%	$52,125	100.00%

Total securities and other earning assets	$69,262		$88,941		$68,168

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Freddie Mac	$—	$—	$332	3.87%	$—	—%	$—	—%	$332	$341	3.87%
Collateralized mortgage obligations
Freddie Mac	—	—	—	—	—	—	1,904	5.36	1,904	1,949	5.36
Total securities available-for-sale	$—	—	$332	3.87%	$—	—%	$1,904	5.36%	$2,236	$2,290	5.14%

Securities held-to-maturity:
Mortgage-backed securities:
Fannie Mae	—	—	—	—	—	—	162	2.38	162	164	2.38
Freddie Mac	—	—	—	—	—	—	131	4.36	131	136	4.36
Ginnie Mae	—	—	—	—	27	3.13	33	4.03	60	62	3.62
Collateralized mortgage obligations
Fannie Mae	—	—	—	—	—	—	1,352	3.64	1,352	1,386	3.64
Freddie Mac	—	—	—	—	1,481	5.00	565	5.00	2,046	2,118	5.00
Total securities held-to-maturity	$—	$—	$—	—	$1,508	4.97%	$2,243	3.94%	$3,751	$3,866	4.35%

Total securities	$—	$—	$332	3.87%	$1,508	4.97%	$4,147	4.59%	$5,987	$6,156	4.65%

Mortgage-Backed Securities.  We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family residential mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Kaiser Federal Bank.  Some securities pools are guaranteed as to payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations.  Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities.  We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Collateralized mortgage obligations are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.

Interest Earning Deposits in Other Financial Institutions. Interest earning time deposits in other financial institutions consists of certificates of deposit placed with federally insured financial institutions in amounts that do not exceed the insurable limit of $250,000. These deposits are used to invest our excess liquidity as part of our overall asset/liability management. These deposits had a weighted-average yield of 1.43% and a weighted average maturity of 2.7 months at June 30, 2010.

Federal Home Loan Bank Stock. As a member of the Federal Home Loan Bank of San Francisco, we are required to own capital stock in the Federal Home Loan Bank. The amount of stock we hold is based on percentages specified by the Federal Home Loan Bank of San Francisco on our outstanding advances and the requirements of their Mortgage Purchase Program. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of San Francisco. The carrying value of Federal Home Loan Bank of San Francisco stock totaled $12.2 million and had a weighted-average-yield of 0.34% for the year ended June 30, 2010. The yield on the Federal Home Loan Bank of San Francisco stock is produced by stock dividends that are subject to the discretion of the board of directors of the Federal Home Loan Bank of San Francisco. On January 8, 2009 and April 10, 2009, the Federal Home Loan Bank of San Francisco announced that it would not pay a quarterly dividend and would not repurchase excess capital stock on the next regularly scheduled repurchase dates.

Equity Investment. At June 30, 2010, we also had an investment in an affordable housing fund totaling $1.2 million for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is being accounted for using the equity method of accounting. The investment is evaluated regularly for impairment based on the remaining allocable tax credits and tax benefits.

Bank-Owned Life Insurance. In April 2005, we purchased $10.0 million in bank-owned life insurance, which covers certain key employees, to provide tax-exempt income to assist in offsetting costs associated with employee benefit plans offered by Kaiser Federal Bank. The bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  At June 30, 2010, the cash surrender value was $12.4 million.

Sources of Funds

General. Our sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturity of investment securities, borrowings, and funds provided from operations.

Deposits. We offer a variety of deposit accounts to consumers with a wide range of interest rates and terms. Our deposits consist of time deposit accounts, savings, money market and demand deposit accounts. We have historically paid competitive rates on our deposit accounts. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. At June 30, 2010, approximately 27% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program, one of the largest employers in Southern California.  Our ATMs are located in our branches and near Kaiser Permanente Medical Centers and office buildings.  We currently do not accept brokered deposits and had none at June 30, 2010.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)

Opening balance	$566,193	$495,058	$494,128
Deposits, net of withdrawals	53,572	58,013	(14,269)
Interest credited	10,929	13,122	15,199
Ending balance	$630,694	$566,193	$495,058

Net increase	$64,501	$71,135	$930

Percent increase	11.39%	14.37%	0.02%

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	At June 30,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Non-interest-bearing demand	$53,022	8.41%	$50,161	8.86%	$43,267	8.74%

Savings	131,693	20.88	129,390	22.85	122,622	24.77

Money market	120,719	19.14	108,858	19.23	78,598	15.88

Certificates of deposit:
0.30% - 1.99%	89,657	14.21	16,603	2.93	—	—
2.00% - 2.99%	117,489	18.63	99,222	17.52	67	0.01
3.00% - 3.99%	78,642	12.47	102,933	18.18	97,608	19.72
4.00% - 4.99%	32,682	5.18	52,035	9.19	126,783	25.61
5.00% - 5.99%	6,790	1.08	6,991	1.24	26,113	5.27
Total certificates of deposit	$325,260	51.57%	$277,784	49.06%	$250,571	50.61%
Total	$630,694	100.00%	$566,193	100.00%	$495,058	100.00%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of June 30, 2010.

	Less than or equal to one year	More than one to two years	More than two to three years	More than three to four years	More than four years	Total
	(Dollars in thousands)

0.30% - 1.99%	$78,532	$11,102	$8	$—	$15	$89,657
2.00% - 2.99%	47,305	12,472	16,628	481	40,603	117,489
3.00% - 3.99%	57,919	297	998	16,636	2,792	78,642
4.00% - 4.99%	11,593	3,106	3,387	14,596	—	32,682
5.00% - 5.99%	300	6,468	22	—	—	6,790
Total	$195,649	$33,445	$21,043	$31,713	$43,410	$325,260

As of June 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $155.7 million as compared to $116.2 million at June 30, 2009.  The following table sets forth the maturity of those certificates as of June 30, 2010.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$16,015
Over three through six months	10,298
Over six through twelve months	49,476
Over twelve months	79,866
Total	$155,655

Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco. See Note 9 of the Notes to our Consolidated Financial Statements.

We may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At June 30, 2010, we had $137.0 million in Federal Home Loan Bank advances outstanding. At June 30, 2010, we had available additional advances from the FHLB of San Francisco in the amount of $219.1 million. We interchange the use of deposits and borrowings to fund assets, such as the origination of loans, depending on various factors including liquidity and asset/liability management strategies. In fiscal 2009 we established a line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2010, we pledged $109.2 million commercial real estate, $29.5 million automobile loans and $100,000 in investment securities to secure any future borrowings. At June 30, 2010, the available line of credit was $77.7 million. We have never drawn on this line of credit.

The following table sets forth information as to our Federal Home Loan Bank advances for the periods indicated.

	At or For the Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$137,000	$207,004	$235,019
Average balance outstanding	$157,770	$214,088	$226,173
Maximum month-end balance	$207,002	$235,018	$245,021
Weighted average interest rate during the period	4.60%	4.50%	4.50%
Weighted average interest rate at end of period	4.59%	4.51%	4.46%

Employees

At June 30, 2010, we had a total of 96 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

How We Are Regulated

Set forth below is a brief description of certain laws and regulations which are applicable to K-Fed Bancorp and Kaiser Federal Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the operations of K-Fed Bancorp and Kaiser Federal Bank. In addition, the regulations governing K-Fed Bancorp and Kaiser Federal Bank may be amended from time to time by the Office of Thrift Supervision or its successor. Any such legislation or regulatory changes in the future could adversely affect K-Fed Bancorp or Kaiser Federal Bank. No assurance can be given as to whether or in what form any such changes may occur.

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require Kaiser Federal Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks).  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like K-Fed Bancorp, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies.  These capital requirements are substantially similar to the capital requirements currently applicable to Kaiser Federal Bank, as described in “—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Kaiser Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators, in Kaiser Federal Bank’s case, the Office of the Comptroller of the Currency.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Additionally, effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our noninterest income.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

K-Fed Bancorp

General. K-Fed Bancorp is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners’ Loan Act. It is required to file reports with and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over K-Fed Bancorp and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of K-Fed Bancorp. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, its successor, or Congress, could have a material adverse impact on K-Fed Bancorp and Kaiser Federal Bank and their operations.  Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.

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

Waivers of Dividends by K-Fed Mutual Holding Company. OTS regulations require K-Fed Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from K-Fed Bancorp. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the mutual holding company provides the OTS with written notice of its intent to waive its right to receive dividends 30 days prior to the proposed date of payment of the dividend, and the OTS does not object. The OTS shall not object to a notice of intent to waive dividends if:  (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the board of directors of the mutual holding company expressly determines that waiver of the dividend by the mutual holding company is consistent with the directors’ fiduciary duties to the mutual members of such company. The OTS will not consider waived dividends in determining an appropriate exchange ratio in the event of a full conversion to stock form.  K-Fed Mutual Holding Company waived its right to receive dividends paid by K-Fed Bancorp during the year ended June 30, 2010 and we anticipate that K-Fed Mutual Holding Company will waive future dividends paid by K-Fed Bancorp, if any.

Conversion of K-Fed Mutual Holding Company to Stock Form.  The Board of Directors of the MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization on May 27, 2010, as amended on August 24, 2010.  The Plan is subject to the approval of the Company’s stockholders, the Bank’s depositors and the Office of Thrift Supervision, our primary banking regulator.  Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public stock form.  The MHC will then no longer exist.  Pursuant to the Plan, the Company, which owns 100% of the Bank, also will be succeeded by a Maryland corporation, Kaiser Federal Financial Group, Inc.  As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering.  The existing publicly held shares of the Company, which represent the minority ownership interest in the Company, will be exchanged for new shares of common stock of Kaiser Federal Financial Group, Inc.  The exchange ratio will ensure that immediately after the conversion and public offering, the public stockholders of the Company will own the same aggregate percentage of Kaiser Federal Financial Group, Inc. that they owned immediately prior to that time, excluding any new shares purchased in the offering or cash paid in lieu of fractional shares.  When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by Kaiser Federal Financial Group, Inc.

Kaiser Federal Bank

General. Kaiser Federal Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Kaiser Federal Bank also is a member of and owns stock in the Federal Home Loan Bank of San Francisco, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Kaiser Federal Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines Kaiser Federal Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  Kaiser Federal Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Kaiser Federal Bank’s mortgage documents.

Under the recently enacted Dodd-Frank Act, the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, are to be transferred to the Comptroller of the Currency within one year of the date of enactment of the new legislation, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks.

Set forth below is a brief description of certain regulatory requirements that are or will be applicable to Kaiser Federal Bank.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Kaiser Federal Bank.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Kaiser Federal Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Kaiser Federal Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Kaiser Federal Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for federal savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the general valuation allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank.  Kaiser Federal Bank does not typically engage in asset sales.

At June 30, 2010, Kaiser Federal Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of June 30, 2010, Kaiser Federal Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Kaiser Federal Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Kaiser Federal Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Kaiser Federal Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions.  At June 30, 2010, Kaiser Federal Bank held 84.53% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the bank’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Kaiser Federal Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Kaiser Federal Bank.   In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the bank.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires federal savings banks to maintain detailed records of all transactions with affiliates.

Kaiser Federal Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Kaiser Federal Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Kaiser Federal Bank’s board of directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized federal savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 4% leverage capital (3% for federal savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or

●	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2010, Kaiser Federal Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion, such as Kaiser Federal Bank, are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $3.6 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our tax obligations or regulatory capital (the prepaid asset will have a risk-weighting of 0%).

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  The Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  The Federal Deposit Insurance Corporation extended this component of the program to cover debt issued through October 31, 2009.  The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions are required to pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other component of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010.  Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees will be based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points.  We opted to participate in this component of the Temporary Liquidity Guarantee Program. On June 22, 2010, the Federal Deposit Insurance Corporation adopted a final rule extending the program until December 31, 2010 and retaining the discretion to further extend the program until December 31, 2011. The assessment rate remains the same from the prior extension. We opted into the extension.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provides the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program—Capital Purchase Program, which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. This program is voluntary (subject to regulatory approval) and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  We opted not to participate in this program.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Kaiser Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of San Francisco, Kaiser Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of June 30, 2010, Kaiser Federal Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require federal savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At June 30, 2010, Kaiser Federal Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Kaiser Federal Bank are subject to state usury laws and federal laws concerning interest rates.  Kaiser Federal Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We have existing policies, procedures and systems designed to comply with these regulations, and we are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

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

Federal Taxation

General.  K-Fed Bancorp and Kaiser Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to K-Fed Bancorp or Kaiser Federal Bank.

K-Fed Bancorp and Kaiser Federal Bank are not currently under audit with respect to their federal income tax returns and their federal income tax returns have not been audited for the past five years.

Method of Accounting.  For federal income tax purposes, K-Fed Bancorp currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal and state income tax returns.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  K-Fed Bancorp and Kaiser Federal Bank have been subject to the AMT but currently have no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At June 30, 2010, Kaiser Federal Bank had no net operating loss carryovers for federal income tax purposes.

Corporate Dividends-Received Deduction.  K-Fed Bancorp may exclude from its federal taxable income 100% of dividends received from Kaiser Federal Bank as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At June 30, 2010, K-Fed Bancorp and its subsidiaries have no capital loss carryovers.

State Taxation

K-Fed Bancorp and Kaiser Federal Bank are subject to the California Corporate (Franchise) tax which is assessed at the rate of 10.84%.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in California law.

Item 1A. Risk Factors

The following are the most significant risk factors that could impact our business, financial results and results of operations.  Investing in our common stock involves risks, including those described below.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Further deterioration of economic conditions in our primary market of California, could seriously impair the value of our loan portfolio and adversely affect our results of operations.

All our real estate loans are secured by properties located in California.  Decreases in California real estate values beginning in 2008 and continuing through the current period have adversely affected the value of properties collateralizing our loans.  As of June 30, 2010, 94.4% or $727.5 million of our loan portfolio consisted of loans secured by real estate.  As a result of the weak economy in California, our level of non-performing and delinquent loans has increased dramatically in recent periods.  At June 30, 2010, loans delinquent 90 days or more totaled $16.2 million, or 2.1% of total loans compared to $6.2 million or 0.8% of total loans at June 30, 2009.  At June 30, 2010, non-performing loans totaled $31.5 million, or 4.1% of total loans compared to $8.9 million, or 1.2% of total loans at June 30, 2009.  In the event that we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic or local conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain significant loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.  See “Business- Market Area- Asset Quality.”

Our loan portfolio possesses increased risk due to our level of multi-family residential real estate, commercial real estate and consumer loans which could increase our level of provision for loan losses.

Our outstanding multi-family residential real estate, commercial real estate and consumer loans accounted for 56.5% of our total loan portfolio as of June 30, 2010.  Generally, management considers these types of loans to involve a higher degree of risk compared to permanent first mortgage loans on one-to-four family, owner occupied residential properties.  These loans have higher risks than permanent loans secured by residential real estate for the following reasons:

●
Multi-Family Residential Real Estate Loans.  These loans are underwritten on the income producing potential of the property, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.  At June 30, 2010, 36.1% of our total loan portfolio consisted of multi-family loans, and we intend, subject to market conditions, to increase our origination of multi-family residential loans.  As a result of this recent change in our lending emphasis, a significant portion of our multi-family residential loans are relatively new or “unseasoned,” and have not been outstanding for a sufficient period of time to demonstrate performance and indicate the potential risks in the loan portfolio.

●
Commercial Real Estate Loans.  These loans are underwritten on the income producing potential of the property or the successful operation of the borrowers’ or tenants’ businesses, financial strength of the borrower and any guarantors.  Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

●
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

Management plans to continue its increased emphasis on higher yielding products such as multi-family residential real estate loans, while returning to a moderate growth of one-to-four family residential real estate loans. Many of our commercial and multi-family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Further, commercial and multi-family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family residential real estate loans or the valuation of underlying collateral, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As a result of the above factors, management may determine it necessary to increase the level of provision for loan losses. Increased provisions for loan losses could negatively affect our results of operations.

Our loan portfolio possesses increased risk due to its amount of nonconforming loans.

A significant portion of our one-to-four family residential loans are nonconforming to secondary market requirements, and are therefore, not saleable to Freddie Mac or Fannie Mae.  At June 30, 2010, about 17.0% of our one-to-four family residential loan portfolio consisted of loans that were considered nonconforming due to loan size.  Included in non-accrual loans at June 30, 2010 were two loans totaling $1.2 million that were nonconforming due to each loan’s principal amount.

As of June 30, 2010, we held in portfolio one-to-four family interest-only mortgage loans totaling $45.3 million or 5.9% of gross loans as compared to $59.7 million or 7.8% of gross loans at June 30, 2009. The interest rates on these loans are generally initially fixed for three, five, seven or ten year terms and then adjust in accordance with the terms of the loan to require payment of both principal and interest in order to amortize the loan for the remainder of the term.  At June 30, 2010, $11.3 million of these loans convert to fully-amortizing status within the next five years.  From February 2004 until February 2007, we originated or purchased interest-only loans on the basis that the loans were underwritten at the fully indexed and fully amortized rate.  During such period, we also purchased loans to borrowers who provide limited or no documentation of income, known as stated income loans.  A stated income loan is a loan where the borrower’s income source is not subject to verification through the application process, but the reasonableness of the stated income is verified through review of other sources, such as compensation surveys. At June 30, 2010, we had $75.2 million in stated income loans, or 9.8% of gross loans, as compared to $94.3 million, or 12.2% of gross loans at June 30, 2009. Included in our stated income loans at June 30, 2010 were $9.9 million in interest-only loans.  We have not purchased any one- to-four family loans since 2007.

Nonconforming one-to-four family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of provision for loan losses.  For example, if the interest rate adjustment results in the borrower being unable to make higher payments of both interest and principal or to refinance the loan, we would be required to initiate collection efforts including foreclosure in order to protect our investment.  The percentage of nonconforming loans that are either performing or less than 60 days delinquent at June 30, 2010 was 88.7% as compared to 95.2% at June 30, 2009.  There can be no assurance that our nonconforming loan portfolio would not be adversely affected should regional and national economic conditions deteriorate further. In addition, there can be no assurance, that we will recover funds in an amount equal to any remaining loan balance. Consequently, we could sustain loan losses and potentially incur a higher provision for loan losses.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the decline in home values in our market areas.  Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If the allowance for loan losses is not sufficient to cover actual losses, our results of operations may be negatively affected.

In the event that loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loans losses, management reviews the loan portfolio and historical loss and delinquency experience, as well as overall economic conditions and peer data. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by the Office of Thrift Supervision, who may disagree with the allowance and require us to increase such amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and could negatively affect our results of operations. At June 30, 2010, our allowance for loan losses was $13.3 million, or 1.7% of total loans and 42.3% of non-performing loans as compared to $4.6 million, or 0.6% of total loans and 51.7% of non-performing loans at June 30, 2009.

If our non-performing assets continue to increase, our earnings will suffer.

At June 30, 2010, our non-performing assets totaled $32.8 million, which was an increase of $23.5 million or 250.4% over non-performing assets at June 30, 2009.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must establish an allowance for loan losses that reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses.  From time to time, we also write down the value of properties in our real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly.

A major portion of our one-to-four family residential loan portfolio is serviced by third parties which limits our ability to foreclose on such loans and foreclosure is further limited by California law.

At June 30, 2010, $208.8 million or 62.2% of our one-to-four family residential loans were serviced by third parties.  Of this amount, $16.0 million or 7.7% percent were non-performing.  Our policy is to timely pursue our foreclosure rights to maximize our ability to obtain control of the property, however, our ability to implement this policy requires the timely cooperation of our third party servicers.

When a loan goes into default, it is the responsibility of the third party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness.  In the event the borrower is unable to bring the loan current or a loan modification is not agreed to, the servicer is obligated to foreclose on the property on behalf of Kaiser Federal Bank.  Due to a number of factors, including the high rate of loan delinquencies, we believe that our servicers have not vigorously pursued collection efforts on our behalf.  We have attempted to exercise our rights under servicing agreements to have the loan servicing returned to us so that we can aggressively resolve the delinquency status of these loans. We have been unsuccessful in negotiating the transfer of these servicing rights to us and are currently pursuing legal action to obtain the transfer of these servicing rights.

In addition, the State of California recently enacted a law that places severe restrictions on the ability of a lender to foreclose on owner occupied real estate securing one-to-four family residential loans.  This law has added 90 days to the standard timeline for foreclosures of most owner occupied single family mortgages.  Other similar bills placing additional temporary moratoriums on foreclose sales otherwise modifying the foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by the United State Congress or the State of California in the future.

Delays in our ability to foreclose on property, whether caused by restrictions under state or federal law or the failure of a third party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to other factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions.  These delays may adversely affect our ability to limit our credit losses.

If property taken into real estate owned is not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is transferred to real estate owned, and at certain other times during the asset’s holding period.  Our net book value in the loan at the time of foreclosure and thereafter is compared to the lower of adjusted cost basis or  updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s net book value over its fair value when the loan is transferred to real estate owned.  If our valuation determination is inaccurate, the fair value of our investments in real estate may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs.  Additional charge-offs to our investments in real estate could have an adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by such regulators, may have an adverse effect on our financial condition and results of operations.

Our litigation related costs might continue to increase.

Kaiser Federal Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of its business.  In the current economic environment, our involvement in litigation has increased significantly, primarily as a result of the increase in our non-performing assets.  In addition, we may incur additional litigation costs related to our seeking to terminate certain third-party loan servicers.  There can be no assurance that our loan workout and other activities will not result in increased litigation expense that may have a material adverse effect on our profitability.

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

We operate in a very competitive market for the attraction of deposits, the primary source of our funding.  Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas.  In recent years competition has also come from institutions that largely deliver their services over the internet.  Such competitors have the competitive advantage of lower infrastructure costs.  Particularly in times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  During periods of regularly increasing interest rates, competition for interest bearing deposits increases as customers, particularly certificate of deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Kaiser Federal Bank incurs a higher cost of funds in an effort to attract and retain customer deposits.  We strive to grow our lower cost deposits, such as non-interest bearing checking accounts, in order to reduce our cost of funds.

Strong competition in our primary market area may reduce our ability to originate loans and also decrease our yield on loans.

We are located in a competitive market that affects our ability to obtain loans through origination as well as originating them at rates that provide an attractive yield.  Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions.  Internet based lenders have also become a greater competitive factor in recent years.  Such competition for the origination of loans may limit future growth and earnings prospects.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the additional interest they could receive on an alternative investment.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.

We are required to own common stock of the Federal Home Loan Bank of San Francisco to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank’s advance program.  Our investment in Federal Home Loan Bank common stock as of June 30, 2010 was $12.2 million.  Federal Home Loan Bank common stock is not a marketable security and can only be redeemed by the Federal Home Loan Bank.

Federal Home Loan Banks may be subject to accounting rules and asset quality risks that could materially lower their regulatory capital. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the Federal Home Loan Bank of San Francisco, could be substantially diminished or reduced to zero. Consequently, there is a risk that our investment in Federal Home Loan Bank of San Francisco common stock could be deemed impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the amount of the impairment charge.

The United States economy remains weak and unemployment levels are high.  A prolonged recession, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, which effects have continued into 2010.  Recent growth has been slow and unemployment remains at very high levels and is not expected to improve in the near future.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates.  In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline, increasing the risk that we would incur losses if borrowers default on their loans.  Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

The Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that non-performing assets as a percentage of assets for Federal Deposit Insurance Corporation-insured financial institutions rose to 3.43% as of March 31, 2010, compared to 0.95% as of December 31, 2007.  For the quarter ended March 31, 2010, the Federal Deposit Insurance Corporation Quarterly Banking Profile has reported that return on average assets was 0.54% for Federal Deposit Insurance Corporation-insured financial institutions compared to 0.81% for the year ended December 31, 2007.  The NASDAQ Bank Index declined 36.9% between December 31, 2007 and June 30, 2010. At June 30, 2010, our non-performing assets as a percentage of total assets was 3.79%, and our return on average assets was 0.38% for the year ended June 30, 2010.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Continued declines in both the volume of real estate sales and the sale price couple with the current recession and the associated increase in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits.  These potential negative events may cause us to incur losses, adversely affect our capital, liquidity, financial condition and business operations.  These declines may have a greater affect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Any future Federal Deposit Insurance Corporation insurance premiums and/or special assessments will adversely impact our earnings.

Due to the costs of resolving the increasing numbers of bank failures in 2008 and 2009, on May 22, 2009, the FDIC adopted a final rule levying a five basis point special insurance premium assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $407,000 during the quarter ended June 30, 2009, to reflect the special assessment.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC increased the general assessment rate and, therefore, our federal deposit general insurance premium expense will increase compared to prior periods.

The FDIC also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We made a payment of $3.6 million to the FDIC on December 30, 2009, and recorded the payment as a prepaid expense, which will be amortized to expense over three years.

In the event that the special assessment and the prepayment do not provide sufficient funds for the FDIC to resolve future bank failures, the FDIC may require another special assessment or increase assessment rates for all FDIC insured institutions.  An increase in assessments will adversely affect our results of operations.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, including transactions in Southern California.  Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect.  In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems relating to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital.  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any FDIC-assisted transactions.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.  Moreover, even though we may desire to participate in an FDIC-assisted transaction, we can offer no assurances that the FDIC would allow us to participate, or what the terms of such transaction might be or whether we would be successful in acquiring the bank or assets and/or deposits that we are seeking.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are currently subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  New financial reform legislation , entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act has been enacted by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Any further changes in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress has recently enacted the Dodd-Frank Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Kaiser Federal Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like K-Fed Bancorp, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies.  These capital requirements are substantially similar to the capital requirements currently applicable to Kaiser Federal Bank, as described in “How We Are Regulated—Federal Banking Regulation—Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Kaiser Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators, in the Bank’s case, the Office of the Comptroller of the Currency.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Additionally, effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our non-interest income.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will curtail our revenue opportunities and increase our operating and compliance costs, and could require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  The Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

                The recently enacted financial reform legislation may have an adverse effect on our ability to pay dividends, which would adversely affect the value of our common stock.

                The value of K-Fed Bancorp’s common stock is significantly affected by our ability to pay dividends to our public shareholders.  K-Fed Bancorp’s ability to pay dividends to our shareholders is subject to the ability of Kaiser Federal Bank to make capital distributions to K-Fed Bancorp, and also to the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends.  Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of K-Fed Mutual Holding Company, our mutual holding company, to waive the receipt of dividends declared by K-Fed Bancorp.  K-Fed Mutual Holding Company currently waives its right to receive most of its dividends on its shares of K-Fed Bancorp, which means that K-Fed Bancorp has more cash resources to pay dividends to our public stockholders than if K-Fed Mutual Holding Company accepted such dividends.  K-Fed Mutual Holding Company is required to obtain Office of Thrift Supervision approval before it may waive its receipt of dividends, and the current dividend waiver approval is effective through December 2010.  It is expected that K-Fed Mutual Holding Company will continue to waive the receipt of future dividends except to the extent dividends are needed to fund its continuing operations.

                Office of Thrift Supervision regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form.  However, under the recently enacted Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision relating to mutual holding companies will be transferred to the Federal Reserve Board within one year of the enactment of the legislation (subject to an extension of up to six months), and the Office of Thrift Supervision will be eliminated.  Accordingly, the Federal Reserve Board will become the new regulator of K-Fed Bancorp and K-Fed Mutual Holding Company.  The Dodd-Frank Act also provides that a mutual holding company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends, and sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.  The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as K-Fed Mutual Holding Company, that have waived dividends prior to December 1, 2009.  The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as K-Fed Mutual Holding Company.

                Public Shareholders Do Not Exercise Voting Control Over Us.

                A majority of our voting stock is owned by K-Fed Mutual Holding Company.  K-Fed Mutual Holding Company is controlled by its board of directors, who consist of those persons who are members of the board of directors of K-Fed Bancorp and Kaiser Federal Bank.  K-Fed Mutual Holding Company elects all members of the board of directors of K-Fed Bancorp, and, as a general matter, controls the outcome of all matters presented to the stockholders of K-Fed Bancorp for resolution by vote, except for matters that require a vote greater than a majority vote.  Consequently, K-Fed Mutual Holding Company, acting through its board of directors, is able to control the business and operations of K-Fed Bancorp and may be able to prevent any challenge to the ownership or control of K-Fed Bancorp by stockholders other than K-Fed Mutual Holding Company.  There is no assurance that K-Fed Mutual Holding Company will not take actions that the public stockholders believe are against their interests.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At June 30, 2010, we had three full service offices and six financial service centers. Our financial service centers provide all the same services as a full service office except they do not dispense cash; however, cash is available from an ATM located on site. The net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $1.7 million at June 30, 2010.

The following table provides a list of our offices.

Location	Owned or Leased	Lease Expiration Date	Deposits at June 30, 2010 (In thousands)

HOME AND EXECUTIVE OFFICE
1359 North Grand Avenue (1) Covina, CA 91724	Leased	April 2020	$87,355

LOCATIONS:
252 South Lake Avenue (1) Pasadena, CA 91101	Leased	May 2015	64,216

3375 Scott Boulevard, Suite 312 (2) Santa Clara, CA 95054	Leased	May 2014	70,639

9714 Sierra Avenue, Suite 101 (2) Fontana, CA 92335	Leased	December 2014	47,606

8501 Van Nuys Boulevard (1) Panorama City, CA 91402	Leased	March 2011	136,141

10105 Rosecrans Avenue (2) Bellflower, CA 90706	Leased	March 2011	61,414

26640 Western Avenue, Suite N (2) Harbor City, CA 90170	Leased	February 2011	36,321

1110 N. Virgil Avenue (2) Los Angeles, CA 90029	Leased	March 2011	85,895

11810 Pierce Street, Suite 150 (2) Riverside, CA 92505	Owned	n/a	41,107

(1)	Full service office.
(2)	Financial service center.

We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Kaiser Federal Bank and K-Fed Bancorp.  We currently expect to renew our leases that expire in 2011.

We use an in-house system with support provided by a third-party vendor to maintain our data base of depositor and borrower customer information. The net book value of our data processing and computer equipment at June 30, 2010 was $306,000.

Item 3. Legal Proceedings.

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 4. Removed and Reserved.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

K-Fed Bancorp’s common stock is currently quoted on the Nasdaq Global Market under the symbol “KFED.”  K-Fed Mutual Holding Company owns 8,861,750 shares, or 66.7% of our outstanding common stock. The approximate number of holders of record of the Company’s common stock as of June 30, 2010 was 2,240.  Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not know or included in the foregoing number.

The following table sets forth the high and low trading prices by quarter for shares of K-Fed Bancorp common stock and cash dividends paid per share for the years ended June 30, 2010 and 2009.

The high and low trading prices for the quarterly periods noted below were obtained from the Nasdaq Stock Market.

	Market Price Range
	High	Low	Dividends
Year ended June 30, 2010
Quarter ended September 30, 2009	$10.30	$8.16	$0.11
Quarter ended December 31, 2009	9.50	8.00	0.11
Quarter ended March 31, 2010	9.27	7.30	0.11
Quarter ended June 30, 2010	10.39	8.76	0.11

Year ended June 30, 2009
Quarter ended September 30, 2008	$10.99	$8.46	$0.11
Quarter ended December 31, 2008	9.70	6.20	0.11
Quarter ended March 31, 2009	8.49	6.15	0.11
Quarter ended June 30, 2009	10.33	6.76	0.11

Dividend Policy

Dividend payments by K-Fed Bancorp are dependent primarily on dividends it receives from Kaiser Federal Bank. A regulation of the OTS imposes limitations on “capital distributions” by savings institutions. No capital distributions to K-Fed Bancorp were made during fiscal years 2010 or 2009.

Equity Compensation Plans

Set forth below is information, as of June 30, 2010, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price	Number of Securities Remaining Available For Issuance Under Plan

Equity compensation plans approved by stockholders	454,400	$12.15	102,555
Equity compensation plans not approved by stockholders	—	—	—
Total	454,400	$12.15	102,555

(1)	Consists of options granted to directors and employees to purchase stock under the 2004 K-Fed Bancorp Stock Option Plan.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/09 – 07/31/09	—	$—	—	89,105
08/1/09 – 08/31/09	—	—	—	89,105
09/1/09 – 09/30/09	600	9.17	139,849	88,505
10/1/09 – 10/31/09	—	—	—	88,505
11/1/09 – 11/30/09	175	8.66	140,024	88,330
12/1/09 – 12/31/09	12,301	8.66	152,325	76,029
01/1/10 – 01/31/10	—	—	—	76,029
02/1/10 – 02/28/10	107	8.00	152,432	75,922
03/1/10 – 03/31/10	80	8.78	152,512	75,842
04/1/10 – 04/30/10	—	—	—	75,842
05/1/10 – 05/31/10	1,125	10.04	153,637	74,717
06/1/10 – 06/30/10	—	—	—	74,717

* On August 27, 2008, the Company announced its intention to repurchase an additional 5% of its outstanding publicly held common stock, or 228,354 shares of stock. 139,249 shares were purchased under this plan in the fiscal year ended June 30, 2009.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated historical financial and other data of K-Fed Bancorp and its subsidiary for the periods and at the dates indicated.  The following is only a summary and you should read it in conjunction with the consolidated financial statements of K-Fed Bancorp and related notes to the consolidated financial statements.   The information at June 30, 2010 and 2009 and for the years ended June 30, 2010, 2009 and 2008 is derived in part from the audited consolidated financial statements that appear in this Form 10-K.  The information at June 30, 2008, 2007 and 2006 and for the years ended June 30, 2007 and 2006 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$866,802	$895,097	$849,291	$799,870	$739,114
Cash and cash equivalents	39,560	73,705	51,240	22,339	25,579
Interest earning time deposits in other financial institutions	19,267	25,508	—	7,363	9,010
Securities available-for-sale	2,290	4,236	8,539	13,579	11,289
Securities held-to-maturity	3,751	5,528	7,504	21,096	24,738
Federal Home Loan Bank stock	12,179	12,649	12,540	9,870	8,746
Loans receivable, net	757,985	746,875	742,191	699,143	634,093
Total deposits	630,694	566,193	495,058	494,128	463,454
Borrowings	137,000	207,004	235,019	210,016	179,948
State of California time deposit	—	25,000	25,000	—	—
Total stockholders’ equity	94,705	92,558	90,328	91,957	92,337

	For the years ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$45,014	$45,173	$45,238	$41,166	$35,821
Total interest expense	18,088	22,883	25,769	23,140	17,464
Net interest income	26,926	22,290	19,469	18,026	18,357
Provision for loan losses	9,867	2,586	962	529	652
Net interest income after provision for loan losses	17,059	19,704	18,507	17,497	17,705
Total noninterest income	4,689	4,549	4,320	4,259	3,426
Terminated stock offering costs	—	—	1,279	—	—
Noninterest expense	17,022	16,749	15,547	14,588	13,476
Total noninterest expense	17,022	16,749	16,826	14,588	13,476
Income before income tax expense	4,726	7,504	6,001	7,168	7,655
Income tax expense	1,386	2,755	2,133	2,504	2,726
Net income	$3,340	$4,749	$3,868	$4,664	$4,929
Basic earnings per share	$0.26	$0.36	$0.29	$0.34	$0.36
Diluted earnings per share	$0.26	$0.36	$0.29	$0.34	$0.36
Dividends per share	$0.44	$0.44	$0.42	$0.39	$0.28

	At or for the year ended June 30,
	2010	2009	2008	2007	2006

Selected Operating Ratios:
Return on assets (ratio of net income to average total assets)	0.38%	0.55%	0.47%	0.61%	0.68%
Return on equity (ratio of net income to average total equity)	3.58%	5.21%	4.18%	5.07%	5.33%
Dividend payout ratio (1)	172.31%	121.52%	146.82%	113.66%	78.62%
Ratio of non-interest expense to average total assets (2)	1.92%	1.94%	2.03%	1.90%	1.87%
Efficiency ratio (3)	53.84%	62.41%	65.35%	65.46%	61.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.90%	115.01%	115.99%	117.84%	119.38%
Average interest rate spread	2.84%	2.29%	1.93%	1.87%	2.17%
Interest rate spread at end of year	3.17%	2.57%	2.11%	1.84%	2.18%
Net interest margin (4)	3.18%	2.71%	2.45%	2.43%	2.66%

Asset Quality Ratios:
Non-performing assets to total assets	3.79%	1.05%	0.35%	0.18%	0.02%
Allowance for loan losses to non-performing loans(5)	42.32%	51.69%	186.66%	245.84%	4,062.69%
Allowance for loan losses to total loans (5) (6)	1.73%	0.61%	0.43%	0.40%	0.43%
Net charge-offs to average outstanding loans	0.15%	0.16%	0.07%	0.07%	0.06%
Non-performing loans to total loans	4.08%	1.18%	0.23%	0.16%	0.01%

Capital Ratios:
Equity to total assets at end of year	10.93%	10.34%	10.64%	11.50%	12.54%
Average equity to average assets	10.51%	10.57%	11.17%	11.95%	12.84%
Tier 1 leverage (Kaiser Federal Bank only)	9.42%	8.65%	8.40%	8.27%	9.58%
Tier 1 risk-based (Kaiser Federal Bank only)	13.48%	12.76%	12.31%	12.69%	15.42%
Total risk-based (Kaiser Federal Bank only)	14.73%	13.32%	12.81%	13.23%	16.03%

Other Data:
Number of branches	9	9	9	9	7
Number of ATMs	57	56	54	54	52
Number of loans	7,219	8,800	10,480	9,442	8,942
Number of deposit accounts	67,439	66,988	65,668	66,330	64,995
Assets in millions per full-time equivalent employee	$8.54	$9.62	$9.54	$8.79	$7.46

(1)
The dividend payout ratio is calculated using dividends declared, including those waived by K-Fed Bancorp’s mutual holding company parent, K-Fed Mutual Holding Company, divided by net income.  The following table shows information regarding cash dividends paid to our stockholders:

	For the year ended June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Dividends paid to public stockholders	$1,856	$1,872	$1,957	$1,844	$1,394
Dividends paid to K-Fed Mutual Holding Company	—	—	—	—	—
Total dividends paid	$1,856	$1,872	$1,957	$1,844	$1,394
Total dividends waived by K-Fed Mutual Holding Company	$3,899	$3,899	$3,722	$3,456	$2,481
Total dividends paid and total dividends waived by K-Fed Mutual Holding Company	$5,755	$5,771	$5,679	$5,300	$3,875

(2)	Noninterest expense, exclusive of terminated stock offering costs.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and terminated stock offering costs.
(4)	Net interest income divided by average interest-earning assets.
(5)	The allowance for loan losses at June 30, 2010, 2009, 2008, 2007 and 2006 was $13.3 million, $4.6 million, $3.2 million, $2.8 million and $2.7 million, respectively.
(6)	Total loans are net of deferred fees and costs.

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

Overview and Business Strategy

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

Our strategy continues to focus on operating as an independent financial institution dedicated to serving the needs of customers in our market area, which extends from Southern California to the San Francisco Bay area as a result of our history as a credit union serving the employees of the Kaiser Permanente Medical Care Program.  Our historical focus has allowed us to capitalize on convenient access to Kaiser Permanente employees and their family members and establish Kaiser Federal Bank as their primary financial institution by, for example, the direct deposit of their bi-weekly or monthly paychecks.  Our three branch offices and six financial service centers are located in close proximity to Kaiser Permanente medical centers making Kaiser Federal Bank an attractive choice.  Financial service centers provide all the services of a branch office but do not accept or dispense cash except through an on-site ATM. Most of our 57 ATMs are strategically located at or near Kaiser Permanente facilities. By utilizing a “cashless” branch we are able to reduce personnel costs at the branch and improve our efficiency in the delivery of financial services while at the same time, building and maintaining relationships with our customers.  For the year ended June 30, 2010, our ratio of noninterest expense as a percentage of net interest income plus noninterest income (commonly referred to as our “efficiency ratio”) was 53.84%.  We intend to expand our deposit base by building upon the niche of Kaiser Permanente employees and our existing market locations.

Our goal is to promote the financial well being of our customers and the communities we serve, through the delivery of high quality financial services and prudent management.  We seek to accomplish this goal by:

●	continuing our emphasis on maintaining cost efficiencies by utilizing internet banking, and maintaining easily accessible financial service centers and ATMs;

●
branch expansion through leasing new branch/financial service center facilities or by acquiring branches from other financial institutions in close proximity to Kaiser Permanente Medical Centers in Southern California and surrounding communities.  We have no current understandings or agreements for the establishment of any new branch/financial service center;

●	reducing our non-performing assets by devoting additional personnel to collection efforts;

●
capitalizing on our customer relationships by expanding such relationships through internet banking and on-line bill payment services and developing new customer relationships to increase our core deposits;

●	increasing our origination of multi-family residential lending while maintaining a moderate growth of one-to-four family residential real estate loans and consumer loans; and

●
expanding our market presence through acquisitions of other financial institutions, including FDIC-assisted acquisitions, primarily in Southern California.  We have no current understandings or agreements for any specific acquisition.

Remote access methods, such as our 57 ATMs, audio response unit, call center, bill payment and internet banking continue to process over 90% of our customer transactions. Branches and financial service centers strategically located for our markets provide touchstones to attract new account holders and facilitate transactions that cannot be completed electronically.

Historically, a majority of the deposits have been used to originate or purchase one-to-four family residential real estate, multi-family residential or commercial real estate loans.  Prior to 2007, Kaiser Federal Bank purchased, using our own underwriting standards, a significant number of first mortgages on owner-occupied, one-to-four family residences secured by properties located throughout California.  Kaiser Federal Bank also originated commercial real estate loans, but made the strategic decision to cease such lending in January 2009 in light of the downturn in economic conditions.  We will continue to emphasize multi-family residential real estate loans, and to a lesser extent, one-to-four family residential real estate and consumer loans.  Historically, we have not originated, or purchased, commercial business, commercial construction, or residential construction loans and have no current plans to do so.

We have a commitment to our customers, existing and new, to provide high quality service. Our goal is to grow Kaiser Federal Bank while providing cost effective services to our market area.

Critical Accounting Policies and Estimates

In reviewing and understanding our financial information, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.

These policies are described in Note 1 to the consolidated financial statements and are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. Our accounting and financial reporting policies conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.

                Allowance for Loan Losses.  The allowance for loan losses and related provision expense are susceptible to change if the credit quality of our loan portfolio changes, which is evidenced by charge-offs and non-performing loan trends. Our loan mix is also changing as we increase our income property (multi-family residential and commercial real estate) loan portfolio after ceasing one-to-four family loan purchases in 2007.  Generally, one- to-four family residential real estate lending has a lower credit risk profile compared to consumer lending (such as automobile or personal lines of credit loans). Income property lending, however, has a higher credit risk profile than consumer and one- to-four family residential real estate loans due to these loans being larger in amount and non-homogenous in structure and term.  Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact our level of allowance for loan losses in relatively short periods of time.  Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of credit losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, our banking regulators and external auditor periodically review our allowance for loan losses. These entities may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their review.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral, less estimated costs to sell, is used to determine the amount of impairment, if any.  The amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral.  Impairment losses are reflected in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses.

Fair Value of Financial Instruments.  The estimation of fair value is significant to certain of our assets, including investment securities available-for-sale, real estate owned and the value of loan collateral for impaired loans.  These are all recorded at either fair value or the lower of cost or fair value.  Fair values are determined based on third party sources, when available.  Furthermore, generally accepted accounting principles require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 of our consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comparison of Financial Condition at June 30, 2010 and June 30, 2009.

Assets. Total assets decreased $28.3 million, or 3.2% to $866.8 million at June 30, 2010 from $895.1 million at June 30, 2009 due primarily to a decrease in total cash and cash equivalents, interest earning time deposits in other financial institutions, and to a lesser extent, a decrease in our investment securities portfolio, partially offset by an increase in our net loans. Total cash and cash equivalents and interest earning time deposits in other financial institutions decreased $40.4 million, or 40.7% to $58.8 million at June 30, 2010 from $99.2 million at June 30, 2009. The decrease was a result of the repayment of $70.0 million in FHLB advances that matured during the year.  The repayment was funded with liquidity available through deposit growth.

Our investment securities portfolio decreased $3.7 million, or 38.1% to $6.0 million at June 30, 2010 from $9.8 million at June 30, 2009. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio increased by $11.1 million, or 1.5% to $758.0 million at June 30, 2010 from $746.9 million at June 30, 2009 due primarily to an increase in multi-family residential loans partially offset by an increase in the allowance for loan losses. Multi-family residential loans increased $81.8 million, or 41.6% to $278.4 million at June 30, 2010 from $196.6 million at June 30, 2009. One-to-four family real estate loans decreased $41.6 million, or 11.0% to $335.6 million at June 30, 2010 from $377.2 million at June 30, 2009 due to loan repayments, charge-offs and transfers of property to real estate owned. Commercial real estate loans decreased $7.7 million, or 6.3% to $113.5 million at June 30, 2010 from $121.1 million at June 30, 2009. Consumer loans which are comprised primarily of automobile loans decreased $13.0 million, or 23.0% to $43.3 million at June 30, 2010 from $56.2 million at June 30, 2009. Real estate loans comprised 94.4% of the total loan portfolio at June 30, 2010, compared with 92.5% at June 30, 2009. The decrease in one-to-four family real estate loans and commercial real estate loans and increase in multi-family residential loans was due in part to management’s decision to emphasize originations of multi-family residential loans as a means of diversifying the loan portfolio and increasing our loan yield.

The allowance for loan losses increased by $8.7 million to $13.3 million at June 30, 2010 from $4.6 million at June 30, 2009.  The increase was primarily attributable to an increase in real estate loan delinquencies and troubled debt restructurings during the year.  See “—Asset Quality-Allowance for Loan Losses.”

Other assets increased by $4.6 million to $8.7 million at June 30, 2010 from $4.2 million at June 30, 2009. The increase in other assets was primarily a result of the FDIC prepayment of insurance premiums of $3.6 million paid in December 2009. As of June 30, 2010 the FDIC prepayment balance was $3.1 million.

Deposits. Total deposits increased $64.5 million, or 11.4% to $630.7 million at June 30, 2010 from $566.2 million at June 30, 2009. The growth was comprised of increases of $47.4 million in certificates of deposit, $5.2 million in checking and savings accounts and $11.9 million in money market accounts. The increase in certificate of deposit accounts was a result of promotions for these types of accounts as well as an increase in non-promotional individual retirement account balances. Checking and savings balances as well as money market accounts have steadily increased throughout the year.

Borrowings. Advances from the FHLB of San Francisco decreased $70.0 million, or 33.8% to $137.0 million at June 30, 2010 from $207.0 million at June 30, 2009. The decline was the result of scheduled maturities throughout the year and was funded with available liquid assets as well as increased deposits.  In addition, the entire $25.0 million State of California time deposit was repaid at maturity.

Stockholders’ Equity.  Stockholders’ equity increased $2.1 million, or 2.3% to $94.7 million at June 30, 2010 from $92.6 million at June 30, 2009 primarily as a result of $3.3 million in net income for the year ended June 30, 2010 and the allocation of employee stock ownership plan shares, stock awards, and stock options totaling $834,000.  This increase was partially offset by the payment of dividends of $1.9 million for year ($0.44 per share) and stock repurchases of $126,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information at June 30, 2010 and for the years ended June 30, 2010, 2009 and 2008, respectively. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived primarily from month-end balances. Management does not believe that the use of month-end balances rather than daily average balances has caused any material differences in the information presented.

	At June 30,	For the year ended June 30,
	2010	2010			2009			2008
	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)

Interest-Earning Assets
Loans receivable (1) (2)	5.84%	$755,802	$44,136	5.84%	$745,870	$43,706	5.86%	$723,953	$42,582	5.88%
Securities (3)	4.77	7,732	351	4.54	13,418	606	4.52	24,197	1,085	4.48
Federal funds sold	0.30	45,413	108	0.24	34,930	303	0.87	30,301	873	2.88
Federal Home Loan Bank stock	—	12,577	43	0.34	12,636	314	2.48	11,305	572	5.06
Interest-earning deposits in other financial institutions	1.49	26,348	376	1.43	16,513	244	1.48	3,669	126	3.43
Total interest-earning assets	5.44	847,872	45,014	5.31	823,367	45,173	5.49	793,425	45,238	5.70
Non-interest earning assets		40,484			39,018			34,400
Total assets		$888,356			$862,385			$827,825

Interest-Bearing Liabilities
Money market	0.77%	$117,330	$1,078	0.92%	$93,547	$1,761	1.88%	$75,213	$1,915	2.55%
Savings	0.38	130,854	622	0.48	122,357	1,091	0.89	127,759	2,112	1.65
Certificates of deposit	2.63	311,737	9,095	2.92	260,916	10,123	3.88	236,062	10,918	4.63
Borrowings	4.54	171,616	7,293	4.25	239,088	9,908	4.14	245,024	10,824	4.42
Total interest-bearing liabilities	2.27	731,537	18,088	2.47	715,908	22,883	3.20	684,058	25,769	3.77
Non-interest bearing liabilities		63,474			54,947			51,261
Total liabilities		795,011			770,855			735,319
Equity		93,345			91,530			92,506
Total liabilities and equity		$888,356			$862,385			$827,825

Net interest rate spread	3.17%		$26,926	2.84%		$22,290	2.29%		$19,469	1.93%

Margin (4)				3.18%			2.71%			2.45%

Ratio of interest-earning assets to interest-bearing liabilities		115.90%			115.01%			115.99%

(1)	Calculated net of deferred fees, loan loss reserves and includes non-accrual loans.
(2)	Interest income includes loan fees of $235,000, $323,000 and $328,000 for the years ended June 30, 2010, 2009 and 2008, respectively.
(3)	Calculated based on amortized cost.
(4)	Net interest income divided by interest-earning assets.

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

	For the Year Ended June 30, 2010 vs. 2009				For the Year Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Interest-Earning Assets
Loans receivable (1)	$582	$(150)	$(2)	$430	$1,289	$(160)	$(5)	$1,124
Securities	(257)	3	(1)	(255)	(483)	8	(4)	(479)
Federal funds sold	91	(220)	(66)	(195)	133	(610)	(93)	(570)
Federal Home Loan Bank stock	(1)	(271)	1	(271)	67	(291)	(34)	(258)
Interest-earning deposits in other financial institutions	145	(8)	(5)	132	438	(71)	(249)	118
Total interest-earning assets	$560	$(646)	$(73)	$(159)	$1,444	$(1,124)	$(385)	$(65)

Interest-Bearing Liabilities
Money market	$448	$(902)	$(229)	$(683)	$467	$(499)	$(122)	$(154)
Savings	76	(509)	(35)	(468)	(89)	(973)	41	(1,021)
Certificates of deposit	1,972	(2,511)	(489)	(1,028)	1,150	(1,759)	(186)	(795)
Borrowings	(2,796)	252	(71)	(2,615)	(262)	(670)	16	(916)
Total interest-bearing liabilities	(300)	(3,670)	(824)	(4,794)	1,266	(3,901)	(251)	(2,886)

Change in net interest income/spread	$860	$3,024	$751	$4,635	$178	$2,777	$(134)	$2,821

(1)	Total loans are net of deferred fees and costs.

Comparison of Results of Operations for the Years Ended June 30, 2010 and 2009.

General. Net income for the year ended June 30, 2010 was $3.3 million, a decrease of $1.4 million, or 29.7%, as compared to net income of $4.7 million for the year ended June 30, 2009. Earnings per basic and diluted common share were $0.26 for the year ended June 30, 2010 compared to $0.36 for the year ended June 30, 2009. The decrease in net income primarily resulted from an increase in the provision for loan losses, partially offset by an increase in net interest income.

Interest Income. Interest income decreased by $159,000, or 0.4%, to $45.0 million for the year ended June 30, 2010 from $45.2 million for the year ended June 30, 2009. The primary reasons for the decline in interest income were decreases in interest on securities, dividends on FHLB stock and interest on federal funds sold.  These decreases were nearly offset by an increase in interest and fees on loans.  Our interest income has benefited from our fixed rate single-family loans and multi-family residential loans, which supported our yield on loans receivable in the recent declining rate environment.

Interest and fees on loans increased $430,000, or 1.0%, to $44.1 million for the year ended June 30, 2010 from $43.7 million for the year ended June 30, 2009.  The primary reason for the increase was an increase in the average loan receivable balance of $9.9 million, or 1.3% to $755.8 million for the year ended June 30, 2010 from $745.9 million for the year ended June 30, 2009 due to increased originations of multi-family residential loans during the year.  In addition, 82.5% of our one-to-four family real estate loans are fixed rate loans that did not reprice in the low interest rate environment.  These loans have a weighted average interest rate of 5.86%, which enabled us to maintain the average loan yield at 5.84% for the year ended June 30, 2010 as compared to 5.86% for the year ended June 30, 2009.  The beneficial effect of our significant amount of fixed-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly, will in turn constrain the increase in our average loan yield as market interest rates increase.

Interest income on securities decreased by $255,000, or 42.1%, to $351,000 for the year ended June 30, 2010 from $606,000 for the year ended June 30, 2009. The decrease was primarily attributable to a $5.7 million decrease in the average balance of investment securities from $13.4 million for the year ended June 30, 2009 to $7.7 million for the year ended June 30, 2010 as a result of maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

FHLB dividends decreased by $271,000, or 86.3%, to $43,000 for the year ended June 30, 2010 from $314,000 for the year ended June 30, 2009. The decrease was attributable to the FHLB paying only a nominal dividend as compared to the prior year.  Based on announcements from the FHLB, we are not expecting significant levels of dividend payments for the foreseeable future.

Other interest income decreased by $63,000, or 11.5%, to $484,000 for the year ended June 30, 2010 from $547,000 for the year ended June 30, 2009. The decrease was a result of a 63 basis point decline in the average yield earned on federal funds sold from 0.87% for the year ended June 30, 2009 to 0.24% for the year ended June 30, 2010. The yield earned on federal funds sold was impacted by the low targeted federal funds rate.

Interest Expense. Interest expense decreased $4.8 million, or 21.0%, to $18.1 million for the year ended June 30, 2010 from $22.9 million for the year ended June 30, 2009. The decrease was primarily attributable to a 73 basis point decline in the average cost of interest bearing liabilities from 3.20% for the year ended June 30, 2009 to 2.47% for the year ended June 30, 2010 as a result of low interest rates during the year. The decrease was partially offset by an increase in the average balance of interest-bearing liabilities of $15.6 million from $715.9 million for the year ended June 30, 2009 to $731.5 million for the year ended June 30, 2010 due primarily to an increase in the average balance of deposits during the year.

The decrease in interest expense was also the result of a decline in the average balance of borrowings which decreased $67.5 million, or 28.2%, to $171.6 million for the year ended June 30, 2010 from $239.1 million for the year ended June 30, 2009. The decline was the result of scheduled FHLB advance repayments and was funded with available liquid assets due to increased deposits.

Provision for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include loss ratio analysis by type of loan and specific allowances for identified problem loans, including the results of measuring impaired loans as provided in ASC 310, “Receivables.”  These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.  See “—Critical Accounting Policies and Estimates” and “– Asset Quality- Allowance for Loan Losses.”

Our provision for loan losses increased to $9.9 million for the year ended June 30, 2010 compared to $2.6 million for the year ended June 30, 2009. The provision for loan losses for the year ended June 30, 2010 was comprised of $4.8 million in general valuation allowances and $5.1 million in specific valuation allowances.  The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies and troubled debt restructurings during the year.  The increase in delinquencies and troubled debt restructurings was experienced primarily in our one-to-four family residential mortgage loans as a result of the decline in the housing market and deteriorating general economic conditions.  Also, impacting the provision for loan losses for the year ended June 30, 2010 was one commercial real estate and five multi-family residential property loans totaling $6.6 million that were added to non-accrual status with specific valuation allowances of $1.3 million.

Noninterest Income. Our noninterest income increased by $140,000, or 3.1%, to $4.7 million for the year ended June 30, 2010 from $4.6 million for the year ended June 30, 2009.  The increase in noninterest income was primarily a result of an increase in ATM fees and charges due to increased transaction volume.  Recent changes in regulations may have a negative effect on ATM fees in future periods any may reduce our noninterest income.

Noninterest Expense. Our noninterest expense increased $273,000, or 1.6%, to $17.0 million for the year ended June 30, 2010 compared to $16.7 million for the year ended June 30, 2009. The increase was primarily due to an increase in ATM expense and professional services, partially offset by a decline in salaries and benefits expense.

ATM expense increased $162,000, or 10.2%, to $1.8 million for the year ended June 30, 2010 from $1.6 million for the year ended June 30, 2009.  The increase was primarily due to increased transaction volume.

Professional services increased $261,000, or 33.9%, to $1.0 million for the year ended June 30, 2010 from $769,000 for the year ended June 30, 2009. The increase was primarily due to an increase in legal fees and recruitment costs.

Salaries and benefits represented 46.8% and 48.8% of total noninterest expense for the year ended June 30, 2010 and 2009, respectively.  Total salaries and benefits decreased $197,000, or 2.4%, to $8.0 million for the year ended June 30, 2010 from $8.2 million for the year ended June 30, 2009.  The decrease was primarily due to no payments made under the annual incentive plan for fiscal 2010 as compared to $228,000 made under the annual incentive plan for fiscal 2009.

Income Tax Expense. Income tax expense decreased to $1.4 million for the year ended June 30, 2010 compared to $2.8 million for the year ended June 30, 2009. This decrease was primarily the result of lower pretax income for the year ended June 30, 2010 compared to the year ended June 30, 2009. The effective tax rate was 29.3% and 36.7% for the years ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate was a result of the impact of tax credits on lower projected taxable income.

Comparison of Results of Operations for the Years Ended June 30, 2009 and 2008.

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

Other interest income decreased by $452,000 or 45.2% to $547,000 for the year ended June 30, 2009 from $999,000 for the year ended June 30, 2008. The decrease was a result of 201 basis points decrease in the average yield earned on federal funds sold to 0.87% for the year ended June 30, 2009 from 2.88% for the year ended June 30, 2008.  The yield earned on federal funds sold was reduced by the actions taken by the Federal Reserve in lowering the targeted federal funds rate.

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

The average balance of borrowings decreased $5.9 million, or 2.4%, to $239.1 million for the year ended June 30, 2009 from $245.0 million for the year ended June 30, 2008. The decline was the result of scheduled advance repayments and was funded with available liquid assets due to increased deposits. The average cost of borrowings decreased 28 basis points to 4.14% for the year ended June 30, 2009 from 4.42% for the year ended June 30, 2008.

Provision for Loan Losses. Our provision for loan losses increased by $1.6 million to $2.6 million for the year ended June 30, 2009 as compared to $962,000 for the year ended June 30, 2008. The allowance for loan losses as a percent of total loans was 0.61% at June 30, 2009 as compared to 0.43% at June 30, 2008. The increase in provision for loan losses was primarily attributable to an increase in real estate loan delinquencies as well as an increase in loans that were reviewed for impairment.  The increase in delinquencies was experienced primarily in our one-to-four family loans as a result of the continued deterioration in the housing market as well as the decline in general economic conditions and increased unemployment in our market area.

Noninterest Income. Noninterest income increased $229,000, or 5.3%, to $4.5 million for the year ended June 30, 2009 from $4.3 million for the year ended June 30, 2008. The increase was primarily the result of an increase in ATM fees and charges as a result of an increase in ATM surcharge fees for non-customers. In addition there were lower losses attributable to our investment in a California Affordable Housing Program Fund.  See “Investment Activities—Equity Investment.”

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

Our liquidity, represented by cash and cash equivalents, interest bearing accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances and previously used State of California time deposits, to leverage our capital base and provide funds for our lending and investment activities, and enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Business - Lending Activities.”  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At June 30, 2010, total approved loan commitments amounted to $2.5 million, which includes the unadvanced portion of loans of $2.3 million.  Certificates of deposit and advances from the Federal Home Loan Bank of San Francisco scheduled to mature in one year or less at June 30, 2010, were $195.6 million and $77.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At June 30, 2010, we had available additional advances from the Federal Home Loan Bank of San Francisco in the amount of $219.1 million. We also had an available line of credit with the Federal Reserve Bank of San Francisco of $77.7 million at June 30, 2010, which has not been drawn upon.

Contractual Obligations

In the normal course of business, we enter into contractual obligations that meet various business needs. These contractual obligations include certificates of deposit to customers, borrowings from the Federal Home Loan Bank, lease obligations for facilities, and commitments to purchase and/or originate loans. The following table summarizes our long-term contractual obligations at June 30, 2010.

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	More than 3 to 5 Years	More than 5 Years
	(In thousands)

FHLB advances	$137,000	$77,000	$60,000	$—	$—
Operating lease obligations	5,510	708	1,233	1,301	2,268
Loan commitments to originate residential mortgage loans	2,452	2,452	—	—	—
Available home equity and unadvanced lines of credit	2,297	2,297	—	—	—
Certificates of deposit	325,260	195,649	54,488	75,123	—
Total commitments and contractual obligations	$472,519	$278,106	$115,721	$76,424	$2,268

Off-Balance Sheet Arrangements

As a financial service provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  For additional information, see Note 16 of the Notes to our Consolidated Financial Statements.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. Total stockholders’ equity was $94.7 million at June 30, 2010 or 10.93%, of total assets. As of June 30, 2010, we exceeded all regulatory capital requirements. Our regulatory capital ratios at June 30, 2010 were as follows: core capital 9.42%; Tier I risk-based capital 13.48%; and total risk-based capital 14.73%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See “How We Are Regulated- Capital Requirements.”

For the year ended June 30, 2010, we repurchased 14,388 shares of our common stock at an average cost of $8.76. For the year ended June 30, 2009, we repurchased 180,718 shares of our common stock at an average cost of $10.21.

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

Recent Accounting Pronouncements

For discussion of Recent Accounting Pronouncements, please see Note 1-Nature of Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements beginning on Page F-9.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	maintaining an adequate level of adjustable rate loans;

●	originating a reasonable volume of short- and intermediate-term loans;

●	managing our deposits to establish stable deposit relationships; and

●	using Federal Home Loan Bank advances and pricing on fixed-term non-core deposits to align maturities and repricing terms.

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

The Office of Thrift Supervision provides Kaiser Federal Bank with the information presented in the following tables, which is based on information provided to the Office of Thrift Supervision by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at June 30, 2010 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without giving effect to any steps that management might take to counteract that change.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest					Increase
Rate (basis	Estimated			NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
+300	$86,201	$(23,994)	(22)%	9.99%	(216)
+200	97,379	(12,816)	(12)%	11.06%	(109)
+100	106,255	(3,940)	(4)%	11.86%	(29)
—	110,195	—	—	12.15%	—
-100	100,716	(9,479)	(1)%	11.15%	(100)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings banks. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

Please see pages F-1 through F-42 of this Form 10-K.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Please see Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm on Pages F-2 and F-3.

Item 9B. Other Information.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

           Directors and Executive Officers. The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Code of Ethics. The Company has adopted a written Code of Ethics. The Code of Ethics applies to the Company’s and the Bank’s Principal Executive Officer and Principal Financial and Accounting Officer. A copy of the Company’s Code of Ethics is available on our website at www.k-fed.com. Amendments to and waivers from the Code of Ethics will also be disclosed on our website.

Item 11. Executive Compensation.

           The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements:

See Part II – Item 8. Financial Statements and Supplementary Data.

(b)	Exhibits:

3.1	Charter of Registrant (1)
3.2	Bylaws of Registrant (2)
4.0	Form of Stock Certificate of Registrant (1)
10.1	Registrant’s Employee Stock Ownership Plan (1)
10.2	Amendments to the Registrant’s Employee Stock Ownership Plan (3)
10.3	Amended and Restated Kaiser Federal Bank 2005 Executive Non-Qualified
Retirement Plan (3)
10.4	Registrant’s 2004 Stock Option Plan (4)
10.5	Amendment to the Registrant’s 2004 Stock Option Plan (3)
10.6	Registrant’s 2004 Recognition and Retention Plan (4)
10.7	Kaiser Federal Bank Annual Incentive Plan (3)
21.0	Subsidiaries of the Registrant (1)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)
Filed as an exhibit to Registrant’s Registration Statement on Form S-1, as amended, initially filed on December 9, 2003 with the Securities and Exchange Commission (Registration No.333-111029), and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 6, 2010 with the Securities and Exchange Commission (Commission File No. 000-50592) and incorporated herein by reference.
(3)
Filed as an exhibit to Kaiser Federal Financial Group, Inc.’s Registration Statement on Form S-1, as amended, initially filed on May 28, 2010 with the Securities and Exchange Commission (Registration No. 333-167179), and incorporated herein by reference.

(4)	Incorporated by reference to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on September 23, 2004.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
K-Fed Bancorp

Date: August 25, 2010	/s/ K. M. Hoveland
K. M. Hoveland President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 25, 2010	/s/ James L. Breeden
James L. Breeden
Director and Chairman of the Board

Date: August 25, 2010	/s/ K. M. Hoveland
K. M. Hoveland Director, President, Chief Executive Officer and Principal Executive Officer

Date: August 25, 2010	/s/ Dustin Luton
Dustin Luton Chief Financial Officer Principal Financial and Accounting Officer

Date: August 25, 2010	/s/ Rita H. Zwern
Rita H. Zwern Director and Secretary

Date: August 25, 2010	/s/ Giovani O. Dacumos
Giovani O. Dacumos Director

Date: August 25, 2010	/s/ Diana Peterson-More
Diana Peterson-More Director

Date: August 25, 2010	/s/ Michael J. Sacher
Michael J. Sacher Director

Date: August 25, 2010	/s/ Robert C. Steinbach
Robert C. Steinbach Director

Date: August 25, 2010	/s/ Laura G. Weisshar
Laura G. Weisshar Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
K-FED BANCORP AND SUBSIDIARY

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their report, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. See “Report of Independent Registered Public Accounting Firm.”

/s/ K. M. Hoveland	/s/ Dustin Luton
K. M. Hoveland	Dustin Luton
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
K-Fed Bancorp
Covina, California

We have audited the accompanying consolidated statements of financial condition of K-Fed Bancorp (“Company”) as of June 30, 2010 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010.  We also have audited K-Fed Bancorp’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."  K-Fed Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Fed Bancorp as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, K-Fed Bancorp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Oak Brook, Illinois
August 25, 2010

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	June 30, 2010	June 30, 2009
ASSETS
Cash and due from banks	$7,785	$32,685
Federal funds sold	31,775	41,020
Total cash and cash equivalents	39,560	73,705
Interest earning time deposits in other financial institutions	19,267	25,508
Securities available-for-sale, at fair value	2,290	4,236
Securities held-to-maturity, fair value of $3,866 and $5,625 at June 30, 2010 and June 30, 2009, respectively	3,751	5,528
Federal Home Loan Bank stock, at cost	12,179	12,649
Loans receivable, net of allowance for loan losses of $13,309 and $4,586 at June 30, 2010 and June 30, 2009, respectively	757,985	746,875
Accrued interest receivable	3,234	3,402
Premises and equipment, net	2,035	2,562
Core deposit intangible	85	147
Goodwill	3,950	3,950
Bank-owned life insurance	12,372	11,884
Real estate owned (REO)	1,373	496
Other assets	8,721	4,155
Total assets	$866,802	$895,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$53,022	$50,161
Interest bearing	577,672	516,032
Total deposits	630,694	566,193
Federal Home Loan Bank advances, short-term	77,000	70,000
Federal Home Loan Bank advances, long-term	60,000	137,004
State of California time deposit	—	25,000
Accrued expenses and other liabilities	4,403	4,342
Total liabilities	772,097	802,539
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; June 30, 2010 — 14,728,440 shares issued June 30, 2009 — 14,728,440 shares issued	147	147
Additional paid-in capital	59,513	59,134
Retained earnings	54,996	53,512
Accumulated other comprehensive income, net of tax	32	77
Unearned employee stock ownership plan (ESOP) shares	(1,706)	(2,161)
Treasury stock, at cost (June 30, 2010 — 1,438,240 shares; June 30, 2009 — 1,423,852 shares)	(18,277)	(18,151)
Total stockholders’ equity	94,705	92,558
Total liabilities and stockholders’ equity	$866,802	$895,097

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended June 30,
	2010	2009	2008
Interest income
Interest and fees on loans	$44,136	$43,706	$42,582
Interest on securities, taxable	351	606	1,085
Federal Home Loan Bank dividends	43	314	572
Other interest	484	547	999
Total interest income	45,014	45,173	45,238
Interest expense
Interest on deposits	10,795	12,975	14,945
Interest on borrowings	7,293	9,908	10,824
Total interest expense	18,088	22,883	25,769
Net interest income	26,926	22,290	19,469
Provision for loan losses	9,867	2,586	962
Net interest income after provision for loan losses	17,059	19,704	18,507
Noninterest income
Service charges and fees	2,194	2,227	2,259
ATM fees and charges	1,907	1,746	1,595
Referral commissions	307	309	309
Loss on equity investment	(247)	(249)	(377)
Bank-owned life insurance	488	476	454
Other noninterest income	40	40	80
Total noninterest income	4,689	4,549	4,320
Noninterest expense
Salaries and benefits	7,969	8,166	8,099
Occupancy and equipment	2,349	2,378	2,314
ATM expense	1,753	1,591	1,346
Advertising and promotional	385	425	390
Professional services	1,030	769	876
Federal deposit insurance premiums	1,034	1,031	412
Postage	273	280	288
Telephone	681	581	497
Stock offering costs	—	—	1,279
Other operating expense	1,548	1,528	1,325
Total noninterest expense	17,022	16,749	16,826
Income before income tax expense	4,726	7,504	6,001
Income tax expense	1,386	2,755	2,133
Net income	$3,340	$4,749	$3,868

Earnings per common share:
Basic	$0.26	$0.36	$0.29
Diluted	$0.26	$0.36	$0.29

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance, July 1, 2007		14,724,760	$147	$57,626	$48,724	$(126)	$(3,071)	(775,815)	$(11,343)	$91,957
Comprehensive income
Net income for the year ended June 30, 2008	$3,868	—	—	—	3,868	—	—	—	—	3,868
Other comprehensive income – unrealized gain on securities, net of tax	146	—	—	—	—	146	—	—	—	146
Total comprehensive income	$4,014
Dividends declared ($0.42 per share) *		—	—	—	(1,957)	—	—	—	—	(1,957)
Purchase of treasury stock		—	—	—	—	—	—	(467,319)	(4,963)	(4,963)
Stock options earned		—	—	347	—	—	—	—	—	347
Allocation of stock awards		—	—	417	—	—	—	—	—	417
Issuance of stock awards		5,000	—	—	—	—	—	—	—	—
Forfeiture of stock awards		(16,320)	—	—	—	—	—	—	—	—
Tax adjustment of stock awards and options		—	—	(30)	—	—	—	—	—	(30)
Allocation of ESOP common stock		—	—	88	—	—	455	—	—	543
Balance, June 30, 2008		14,713,440	$147	$58,448	$50,635	$20	$(2,616)	(1,243,134)	$(16,306)	$90,328
Comprehensive income
Net income for the year ended June 30, 2009	$4,749	—	—	—	4,749	—	—	—	—	4,749
Other comprehensive income – unrealized gain on securities, net of tax	57	—	—	—	—	57	—	—	—	57
Total comprehensive income	$4,806
Dividends declared ($0.44 per share) *		—	—	—	(1,872)	—	—	—	—	(1,872)
Purchase of treasury stock		—	—	—	—	—	—	(180,718)	(1,845)	(1,845)
Stock options earned		—	—	350	—	—	—	—	—	350
Allocation of stock awards		—	—	408	—	—	—	—	—	408
Issuance of stock awards		15,000	—	—	—	—	—	—	—	—
Allocation of ESOP common stock		—	—	(72)	—	—	455	—	—	383
Balance, June 30, 2009		14,728,440	$147	$59,134	$53,512	$77	$(2,161)	(1,423,852)	$(18,151)	$92,558
Comprehensive income
Net income for the year ended June 30, 2010	$3,340	—	—	—	3,340	—	—	—	—	3,340
Other comprehensive income (loss) – unrealized loss on securities, net of tax	(45)	—	—	—	—	(45)	—	—	—	(45)
Total comprehensive income	$3,295
Dividends declared ($0.44 per share) *		—	—	—	(1,856)	—	—	—	—	(1,856)
Purchase of treasury stock		—	—	—	—	—	—	(14,388)	(126)	(126)
Stock options earned		—	—	193	—	—	—	—	—	193
Allocation of stock awards		—	—	230	—	—	—	—	—	230
Allocation of ESOP common stock		—	—	(44)	—	—	455	—	—	411
Balance, June 30, 2010		14,728,440	$147	$59,513	$54,996	$32	$(1,706)	(1,438,240)	$(18,277)	$94,705

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these consolidated financial statements

 K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$3,340	$4,749	$3,868
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) amortization of net premium on securities	(2)	8	22
(Accretion) amortization of net premiums on loan purchases	(20)	31	168
Amortization (accretion) of net loan origination fees	67	(31)	(90)
Gain on sale of REO	(156)	(3)	(13)
REO direct write-down	50	—	—
Provision for loan losses	9,867	2,586	962
Federal Home Loan Bank (FHLB) stock dividend	—	(314)	(572)
Depreciation and amortization	770	853	880
Amortization of core deposit intangible	62	79	97
Loss on equity investment	247	249	377
Increase in cash surrender value of bank-owned life insurance	(488)	(476)	(454)
Accretion of net premiums on purchased certificates of deposit	—	—	(37)
(Accretion) amortization of debt exchange costs	(4)	(15)	4
Allocation of ESOP common stock	411	383	543
Allocation of stock awards	230	408	417
Stock options earned	193	350	347
Provision for deferred income taxes	(1,535)	(489)	(118)
Net change in accrued interest receivable	168	(124)	(19)
Net change in other assets	(3,256)	342	(277)
Net change in accrued expenses and other liabilities	61	456	117
Net cash provided by operating activities	10,005	9,042	6,222
INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	1,874	4,397	5,271
Proceeds from maturities and principal repayments of held-to-maturity securities	1,775	1,976	13,592
Net change in interest earning time deposits with other financial institutions	6,241	(25,508)	7,363
Net change in loans	(23,521)	(9,219)	(45,133)
Proceeds from sale of real estate owned	1,735	2,574	251
Redemption (purchase) of FHLB stock	470	205	(2,098)
Purchase of equity investment	—	(64)	(128)
Purchases of premises and equipment	(243)	(356)	(456)
Net cash used in investing activities	(11,669)	(25,995)	(21,338)
FINANCING ACTIVITIES
Proceeds from FHLB advances	—	—	93,500
Repayment of FHLB advances	(70,000)	(28,000)	(68,500)
Dividends paid on common stock	(1,856)	(1,872)	(1,957)
Purchase of treasury stock	(126)	(1,845)	(4,963)
Net change in deposits	64,501	71,135	967
Increase in (repayment of) State of California time deposit	(25,000)	—	25,000
Tax benefit from stock award vesting	—	—	(30)
Net cash (used in) provided by financing activities	(32,481)	39,418	44,017
Net change in cash and cash equivalents	(34,145)	22,465	28,901
Cash and cash equivalents at beginning of year	73,705	51,240	22,339
Cash and cash equivalents at end of year	$39,560	$73,705	$51,240

Continued

 K-FED BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2010	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on deposits and borrowings	$18,107	$22,914	$25,741
Income taxes paid	2,557	3,060	2,079
SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate owned	$2,497	$1,949	$1,045

The accompanying notes are an integral part of these consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: K-Fed Bancorp (the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (the “Parent” or “MHC”). The Company and its Parent are holding companies. The Company’s sole subsidiary, Kaiser Federal Bank (the “Bank”), is a federally chartered stock savings association, which provides retail and commercial banking services to individuals and business customers from its nine branch and financial service center locations throughout California. While the Bank originates many types of residential and commercial real estate loans, the majority of its one-to-four family residential real estate loans have been purchased from other financial institutions.

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

Use of Estimates in the Preparation of Consolidated Financial Statements: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned and financial instruments.

Cash and Cash Equivalents: Cash and cash equivalents consist of vault and ATM cash, daily federal funds sold, demand deposits due from other banks, and other certificates of deposit that have an original maturity of less than ninety days. For purposes of the Consolidated Statements of Cash Flows, the Company reports net cash flows for customer loan and deposit transactions, as well as transactions involving interest earning time deposits in other financial institutions.

Interest Earning Time Deposits in Other Financial Institutions: Interest earning time deposits in other financial institutions consist of certificates of deposit with original maturities greater than ninety days and are carried at cost. The weighted average remaining maturity at June 30, 2010 was 2.7 months.  Accrued interest on these deposits at June 30, 2010 and 2009 was $14,000 and $28,000, respectively.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

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

Securities available-for-sale may be sold in response to changes in market interest rates, repayment rates, the need for liquidity, and changes in the availability and the yield on alternative investments. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary impairment (“OTTI”), management considers:  (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Company’s intent to sell or if it is more likely than not that the Company will be required to sell the security in an unrealized loss position before recovery of its amortized cost basis.

Securities for which the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and are recorded at cost, adjusted for unamortized premiums or discounts.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Federal Home Loan Bank Stock: The Bank, as a member of the Federal Home Loan Bank of San Francisco (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding mortgage loans or 4.7% of advances from the FHLB. No ready market exists for the FHLB stock, and it has no quoted market value. The Bank carries FHLB stock at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recoverability of the par value.  Cash and stock dividends are reported as income.

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

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb probable incurred losses relating to specifically identified loans, as well as probable incurred losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, peer data for certain portfolio segments, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, a specific valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is impaired when it is probable, based on current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loans for which terms have been modified in a manner resulting in a concession, and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings (“TDR”) and classified as impaired.  Real estate loans are evaluated for impairment based on their past due status and are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. TDRs are measured at the present value of estimated future cash flows using the loan’s original effective interest rate.  Collateral dependent TDRs are evaluated for impairment based on the fair value of the collateral, less estimated selling costs.  The amount of impairment and any subsequent changes are included in the allowance for loan losses.

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

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

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

Real Estate Owned:  Real estate acquired in settlement of loans (“REO”) consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than ninety days delinquent are processed for foreclosure. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. If the carrying value exceeds the fair value at the time of the transfer, the difference is charged to the allowance for loan losses.  The fair value of the REO is generally based upon a current independent third party appraisal and the REO balance is reduced for any subsequent declines in fair value and expensed.  Operating costs after acquisition are expensed as incurred.

Bank-Owned Life Insurance:  The Bank has purchased life insurance policies on certain key employees.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Office of Thrift Supervision (“OTS”) has adopted a policy, to restrict regulated thrift institutions from investing more than 25% of total capital in bank-owned life insurance without first notifying and obtaining authorization from an OTS regional office.  At June 30, 2010 the Bank had 14.6% of total capital invested in bank-owned life insurance.

Investment in Limited Liability Partnership:  The Company has an investment in an affordable housing fund totaling $1.2 million and $1.5 million at June 30, 2010 and 2009, respectively, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits and future tax benefits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  The Company utilizes March 31 as the date to perform the annual impairment test.

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

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make or purchase loans. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Income Taxes: The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California.  The Company is no longer subject to examination by taxing authorities for fiscal years before 2006.  The Company files consolidated income tax returns and allocates tax liabilities and benefits among subsidiaries pursuant to a tax sharing agreement.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  At June 30, 2010 there were no tax positions in which the full benefit was not recorded.

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

Earnings per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three years ended June 30, 2010.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity, net of tax.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash:  The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of San Francisco, based on a percentage of deposits. The total of those reserve balances was $1.5 million and $1.0 million at June 30, 2010 and 2009, respectively.

Dividend Restrictions:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.  These restrictions pose no practical limit on the ability of the Bank or the Company to pay dividends at historical levels.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements:

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (ASC 820-10).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of SFAS No. 157, which is currently FASB ASC 820-10.  This FSP delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this Standard did not have a material effect on the Company’s results of operations or financial position.  Please see Note 17 - Fair Value Measurements for the impact of the disclosures required by this Standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (ASC 805).   ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  ASC 805 was effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Standard did not have a material effect on the Company’s results of operations or financial position.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

In June 2009, the FASB replaced SFAS No. 162, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, with SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles, and established the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009.  The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10).  This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP.  The adoption of this Standard did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.   Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded.  ASC 320-10 was effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this Standard did not have a material effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (ASC 820). This Update provides amendments to ASC 820 for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820.  The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance was effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this Update did not have a material effect on the Company’s results of operations or financial position.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

In January 2010, the FASB issued ASU No. 2010-06 Fair value measurements and disclosures (ASC 820) – Improving disclosures about fair value measurements, requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in this Update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the Update did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or financial statements. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.  The Company does not expect the adoption of this Update to have a significant impact to the Company’s financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 (ASC 860).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  This Statement must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement.  The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited.  The Company does not expect the adoption of this Statement to have a significant impact to the Company’s financial statements.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for loan losses.  According to the guidance, there are two levels of detail at which credit information will be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for loan losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for loan losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for loan losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010.  The increased disclosures for activity within a reporting period become effective for periods beginning on or after December 15, 2010.  The provisions of this Update will expand the Company’s current disclosures with respect to its allowance for loan losses.

Reclassifications: Some items in prior year financial statements were reclassified to conform to the current presentation.  The reclassifications did not impact prior year’s net income, total assets, or stockholder’s equity.

2.         INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
	(In thousands)
June 30, 2010
Mortgage-backed (residential):
Freddie Mac	$341	$9	$—	$332
Collateralized mortgage obligations (residential):
Freddie Mac	1,949	48	(3)	1,904
Total	$2,290	$57	$(3)	$2,236

June 30, 2009
Mortgage-backed (residential):
Freddie Mac	$524	$13	$—	$511
Collateralized mortgage obligations (residential):
Freddie Mac	3,712	117	—	3,595
Total	$4,236	$130	$—	$4,106

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
June 30, 2010
Mortgage-backed (residential)
Fannie Mae	$162	$2	$—	$164
Freddie Mac	131	5	—	136
Ginnie Mae	60	2	—	62
Collateralized mortgage obligations (residential)
Fannie Mae	1,352	34	—	1,386
Freddie Mac	2,046	79	(7)	2,118
Total	$3,751	$122	$(7)	$3,866

June 30, 2009
Mortgage-backed (residential)
Fannie Mae	$191	$1	$—	$192
Freddie Mac	156	—	—	156
Ginnie Mae	111	4	—	115
Collateralized mortgage obligations (residential)
Fannie Mae	1,819	14	(1)	1,832
Freddie Mac	3,251	93	(14)	3,330
Total	$5,528	$112	$(15)	$5,625

There were no sales of securities during the years ended June 30, 2010, 2009, and 2008.

All mortgage-backed securities and collateralized mortgage obligations have varying contractual maturity dates at June 30, 2010.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Accrued interest on securities at June 30, 2010 and June 30, 2009 was $24,000 and $38,000, respectively.

Securities pledged at June 30, 2010 had a carrying amount of $100,000 and were pledged to secure a line of credit with the Federal Reserve Bank of San Francisco.  Securities pledged at June 30, 2009 had a carrying amount of $9.5 million and were pledged to secure State of California Time.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Securities with unrealized losses at June 30, 2010 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2010
Description of Securities
Collateralized mortgage obligations	$1,120	$(10)	$—	$—	$1,120	$(10)
Total temporarily impaired	$1,120	$(10)	$—	$—	$1,120	$(10)

June 30, 2009
Description of Securities
Collateralized mortgage obligations	$1,353	$(15)	$—	$—	$1,353	$(15)
Total temporarily impaired	$1,353	$(15)	$—	$—	$1,353	$(15)

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

At June 30, 2010, two debt securities had an unrealized loss of 0.2% of the Company’s amortized cost basis.  At June 30, 2009, three debt securities had unrealized losses of 0.2% of the Company’s amortized cost basis.  The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management does not have the intent to sell the debt securities prior to their anticipated recovery, which may be maturity, and it is not more than likely it will be required to sell the securities before their anticipated recovery, no declines are deemed to be other-than-temporary.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

3.	LOANS

The composition of loans consists of the following (in thousands):

	June 30,
	2010	2009
Real Estate:
One-to-four family residential, fixed rate	$276,995	$303,287
One-to-four family residential, variable rate	58,636	73,943
Multi-family residential, variable rate	278,397	196,575
Commercial real estate, variable rate	113,458	121,143
	727,486	694,948
Consumer:
Automobile	29,492	41,798
Home equity	1,096	1,299
Other consumer loans, primarily unsecured	12,672	13,119
	43,260	56,216
Total loans	770,746	751,164
Deferred net loan origination costs	607	376
Net discounts on purchased loans	(59)	(79)
Allowance for loan losses	(13,309)	(4,586)
	$757,985	$746,875

Loans to executive officers, directors and their affiliates totaled $1.0 million and $1.1 million at June 30, 2010 and 2009, respectively.  The Company’s one-to-four family stated income mortgage loans totaled $75.2 million and $94.3 million at June 30, 2010 and 2009, respectively.  The Company’s one-to-four family interest-only mortgages loans totaled $45.3 million and $59.7 at June 30, 2010 and June 30, 2009, respectively.  Included in non-accrual loans at June 30, 2010 and 2009 was $12.5 million and $4.9 million in one-to-four family loans that are interest-only or stated income loans.  Stated income is defined as a borrower provided level of income, which is not subject to verification during the loan origination process through the borrower’s application, but the reasonableness of the borrower’s income is verified through other sources.  In 2005, the Bank began to underwrite interest-only loans assuming a fully amortizing monthly payment and loan qualification was based upon the maximum rate that would apply upon the first interest rate adjustment.

Purchased real estate loans serviced by others totaled $215.3 million and $291.1 million at June 30, 2010 and 2009, respectively.

Accrued interest receivable on loans totaled $3.1 million and $3.2 million at June 30, 2010 and 2009, respectively.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

The following is an analysis of the changes in the allowance for loan losses (in thousands):

	Years Ended June 30,
	2010	2009	2008
Balance, beginning of year	$4,586	$3,229	$2,805
Provision for loan losses	9,867	2,586	962
Recoveries	88	259	368
Loans charged off	(1,232)	(1,488)	(906)
Balance, end of year	$13,309	$4,586	$3,229

Individually impaired loans were as follows (in thousands):

	June 30,
	2010	2009
Loans with no allocated allowance	$8,289	$3,804
Loans with allocated allowance	26,120	5,056
	$34,409	$8,860

Total allowance for loan losses allocated	$5,291	$1,201

Based on management’s analysis of the collateral and/or the present value of expected future cash flows of the individual loans, no allowance for loan losses was deemed necessary for certain impaired loans above.

Individually impaired loans were as follows (in thousands):

	June 30,
	2010	2009	2008

Monthly average of individually impaired loans during the year	$21,928	$5,974	$1,818

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal.  Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.  For the years ended June 30, 2010, 2009 and 2008, income recorded on impaired loans totaled $396,000, $80,000, and $53,000, respectively.  Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Non-accrual loans and loans past due 90 days still on accrual are as follows (in thousands):

	June 30,
	2010	2009
Loans past due over 90 days still on accrual	$—	$—
Non-accrual loans	31,451	8,871
	$31,451	$8,871

Non-accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.  Included in the non-accrual loans were $13.0 million and $2.1 million in troubled debt restructurings at June 30, 2010 and 2009, respectively.  The Company has allocated $1.7 million and $553,000 of specific reserves to loans in which the terms have been modified as TDRs as of June 30, 2010 and 2009, respectively.  At June 30, 2010 there were two troubled debt restructured loans in the amount of $3.0 million that were accruing interest and not included in non-accrual loans.  There were no further commitments to customers whose loans are troubled debt restructurings at June 30, 2010 and 2009.

4.	REAL ESTATE OWNED

Changes in real estate owned are summarized as follows (in thousands):

	June 30,
	2010	2009
Beginning of year	$496	$1,045
Transfers in	2,497	1,949
Capitalized improvements	9	72
Direct write-down	(50)	—
Sales	(1,579)	(2,570)
End of year	$1,373	$496

Net income (expenses) related to foreclosed assets are as follows and are included in other operating expense (in thousands):

	June 30,
	2010	2009	2008
Net gain on sales	$156	$3	$13
Direct write-down	(50)	—	—
Operating expenses, net of rental income	(77)	(22)	(2)
Total	$29	$(19)	$11

The Company has no valuation allowance or activity in the valuation allowance account during the years ended June 30, 2010, 2009 and 2008.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

5.	CONCENTRATIONS

The Kaiser Permanente Medical Care Program employs a large percentage of the Bank’s account holders. Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, all of the real estate loans are secured by properties located in California and many of the borrowers reside in California; therefore, credit performance depends on the economic stability of California.

6.       PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	June 30,
	2010	2009
Building	$1,218	$1,218
Leasehold improvements	992	923
Furniture and equipment	5,394	5,234
	7,604	7,375
Accumulated depreciation and amortization	(5,569)	(4,813)
	$2,035	$2,562

Depreciation expense on premises and equipment totaled $770,000, $853,000, and $880,000 for the years ended June 30, 2010, 2009, and 2008, respectively.

The Company leases office space in eight buildings. The operating leases contain renewal options and provisions requiring the Company to pay property taxes and operating expenses over base period amounts. All rental payments are dependent only upon the lapse of time. Minimum rental payments under operating leases are as follows at June 30, 2010 (in thousands):

Years ended June 30,

2011	$708
2012	575
2013	658
2014	686
2015	615
Thereafter	2,268
$5,510

Rental expense, including property taxes and common area maintenance for the years ended June 30, 2010, 2009, and 2008 for all facilities leased under operating leases totaled $1.1 million, $1.0 million and $1.0 million, respectively.  The lease for our Covina branch and Company headquarters was renewed during the year ended June 30, 2010 from an expiration date of April 2010 to April 2020 which resulted in an increase in minimum rental payments of $4.1 million at June 30, 2010 as compared to $327,000 at June 30, 2009.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity in goodwill is summarized as follows (in thousands):

	Years Ended June 30,
	2010	2009
Beginning of year	$3,950	$3,950
Acquired goodwill	—	—
Impairment	—	—
End of year	$3,950	$3,950

Acquired Intangible Assets

Acquired intangible assets were as follows (in thousands):

	June 30,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$676	$591	$676	$529

Aggregate amortization expense was $62,000, $79,000, and $97,000 for the years ended June 30, 2010, 2009, and 2008, respectively.

Estimated amortization expense is as follows as of June 30, 2010 (in thousands):

Years ended June 30,
2011	$45
2012	27
2013	13

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

8.	DEPOSITS

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated (in thousands):

	June 30,
	2010	2009
Noninterest-bearing demand	$53,022	$50,161
Savings	131,693	129,390
Money market	120,719	108,858
Certificates of deposit	325,260	277,784
Total deposits	$630,694	$566,193

Deposits by maturity are summarized as follows (in thousands):

	June 30,
	2010	2009
No contractual maturity	$305,434	$288,409
0-1 year maturity	195,649	126,290
Over 1-2 year maturity	33,445	103,832
Over 2-3 year maturity	21,043	10,444
Over 3-4 year maturity	31,713	4,465
Over 4-5 year maturity	43,410	32,753
Total deposits	$630,694	$566,193

The aggregate amount of certificates of deposit in denominations of $100,000 or more at June 30, 2010 and 2009 was $155.7 million and $116.2 million, respectively.

Interest expense by major category is summarized as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
Savings	$622	$1,091	$2,112
Money market	1,078	1,761	1,915
Certificates of deposit	9,095	10,123	10,918
Total	$10,795	$12,975	$14,945

At June 30, 2010 and 2009, 27.3% and 27.5% of the dollar amount of our deposits were from customers who are employed by the Kaiser Permanente Medical Care Program.

Deposits from executive officers, directors, and their affiliates totaled $1.1 million and $1.0 million at June 30, 2010 and June 30, 2009, respectively.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

9.	FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2010, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.97% to 5.28% with a weighted average stated rate of 4.59%.  At June 30, 2009, the stated interest rates on the Bank’s advances from the FHLB ranged from 3.90% to 5.28%, with a weighted average stated rate of 4.51%.

The contractual maturities by year of the Bank’s FHLB advances are as follows (in thousands):

	June 30,
	2010	2009
Years ended June 30,
2010	$—	$70,000
2011	77,000	77,000
2012	40,000	40,000
2013	20,000	20,000
Total advances	137,000	207,000
Deferred debt exchange costs	—	4
Total	$137,000	$207,004

The Bank’s advances from the FHLB are collateralized by certain real estate loans with an aggregate unpaid principal balance of $547.1 million and $457.4 million as of the most recent notification date for June 30, 2010 and 2009, respectively. At June 30, 2010 and 2009, the remaining amount available to borrow under this agreement was $219.1 million and $143.5 million, respectively. Each advance is payable at its maturity date.  At  June 30, 2010 and 2009,  the  Bank  had  a  $20.0 million  callable FHLB advance scheduled  to  mature  on June 28, 2012, which gives the FHLB the option to require repayment of the advance quarterly after June 28, 2009. FHLB advances are subject to a prepayment penalty if repaid before the maturity date.

The average balance of FHLB advances for the years ended June 30, 2010 and 2009 were $157.8 million and $214.1 million with average costs of 4.60% and 4.50%, respectively.

10.	OTHER BORROWINGS

In July 2007, the Company began participating in the State of California’s Time Deposit program. Under this program, the State of California will deposit funds at the Bank in exchange for the pledging of certain investment and real estate loan collateral.  As of June 30, 2010 the State of California Time Deposit was paid off.

In fiscal 2009 the Bank established a line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2010 $109.2 million of commercial real estate loans, $29.5 million of automobile loans, and $100,000 of investment securities were pledged as collateral.  At June 30, 2010 the available line of credit was $77.7 million.  The Bank has never drawn on this line of credit.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

11.	EMPLOYEE BENEFITS

401(k) Plan:  The Company has a 401(k) pension plan that allows eligible employees to defer a portion of their salary into the 401(k) plan. The Company matches 50% of the first 10% of employees’ wage reductions. The Company contributed $141,000, $148,000, and $114,000 respectively, to the plan for the years ended June 30, 2010, 2009, and 2008.

Deferred Compensation Plan:  The Company has an executive salary deferral program for the benefit of certain senior executives that have been designated to participate in the program. The program allows an additional opportunity for key executives to defer a portion of their compensation into a non-qualified deferral program to supplement their retirement earnings. At June 30, 2010 and 2009 the Company has accrued a liability for executive deferrals of $1.1 million.  Expenses related to the plan are limited to interest expense on the deposit accounts in which these funds are invested, which was $38,000, $45,000, and $47,000 for years ended June 30, 2010, 2009, and 2008, respectively.

Incentive Plan:  The Company maintains an Annual Incentive Plan for key employees. Participants are awarded a percentage of their base salary for attaining certain personal performance goals. The compensation expense related to these plans for years ended June 30, 2010, 2009, and 2008 totaled $122,000, $279,000, and $368,000 respectively.

Postretirement Medical Benefits:  The Company provides postretirement medical benefits to eligible retired employees and their spouses.  The plan covers employees who were hired on or before May 31, 2005, have 20 or more years of service and retire after age 55.  The (benefit) expense related to this plan was $(71,000), $75,000, and $70,000 for the years ended June 30, 2010, 2009, and 2008, respectively.  The total postretirement obligation was $679,000 and $750,000 at June 30, 2010 and 2009, respectively.

12.	EMPLOYEE STOCK COMPENSATION

Recognition and Retention Plan (“RRP”): The Company’s RRP provides for the issuance of shares to directors, officers, and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value at date of grant.  Compensation expense recognized was $230,000, $408,000, and $417,000 for the years ended June 30, 2010, 2009, and 2008, respectively. These shares vest over a five year period.  Pursuant to the Company’s 2004 RRP, 227,470 shares of the Company’s common stock may be awarded.  There were 23,000 restricted shares outstanding and the Company had an aggregate of 59,250 shares available for future issuance under the RRP at June 30, 2010.

A summary of changes in the Company’s RRP shares for the year follows:

	Shares	Weighted Average Grant Date Fair Value
RRP shares at July 1, 2009	53,780	$13.33
Granted	—	—
Vested	(30,780)	14.00
RRP shares at June 30, 2010	23,000	$12.43

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

As of June 30, 2010 and 2009, there was $229,000 and $459,000 of total unrecognized compensation cost related to nonvested shares under the plan.  The unrecognized compensation cost is expected to be recognized over a weighted average period of thirty-one months.  The total fair value of shares vested during the years ended June 30, 2010, 2009, and 2008 was $268,000, $234,000, and $357,000, respectively.

Stock Option Plan (“SOP”): The Company’s SOP provides for issue of options to directors, officers and employees.  Pursuant to the Company’s 2004 SOP, 568,675 shares of the Company’s common stock may be awarded.  The Company implemented the SOP to promote the long-term interest of the Company and its stockholders by providing an incentive to those key employees who contribute to the operational success of the Company.  The options become exercisable in equal installments over a five-year period beginning one year from the date of grant.  The options expire ten years from the date of grant and are subject to certain restrictions and limitations.  Compensation expense related to the SOP was $193,000, $350,000 and $347,000 for the years ended June 30, 2010, 2009, and 2008 and the total income tax benefit was $42,000, $97,000, and $86,000, respectively.

A summary of the activity in the stock option plan is presented below:

	June 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	484,400	$12.07
Granted	─	─
Exercised	─	─
Forfeited or expired	(30,000)	10.93
Outstanding at end of year	454,400	$12.15	6.23 years	$216
Fully vested and expected to vest	454,400	$12.15	6.23 years	$216
Options exercisable at end of year	306,400	$13.65	5.23 years	$60

Information related to the stock option plan during each year follows:

	June 30, 2010	June 30, 2009	June 30, 2008
Intrinsic value of stock options exercised	$—	$—	$—
Cash received from options exercised	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of stock options granted	N/A	$1.34	$2.58

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

There were no stock options granted during the year ended June 30, 2010.  Stock options granted during the years ended June 30, 2009 and 2008 were computed using the Black-Scholes option pricing model to determine the fair value of options with the following assumptions as of the date of grant:

	June 30, 2010	June 30, 2009	June 30, 2008

Risk-free interest rate	N/A	1.83%	3.88%
Expected option life	N/A	7.00 years	7.00 years
Expected price volatility	N/A	33.10%	22.79%
Expected dividend yield	N/A	5.62%	2.90%

The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the full vesting period of the stock option in effect at the time of the grant. Although the contractual term of the stock options granted is ten years, the expected term of the stock is less because option restrictions do not permit recipients to sell or hedge their options, and     therefore, we believe, encourage exercise of the option before the end of the contractual term. The Company does not have sufficient historical information about its own employees vesting behavior; therefore, the expected term of stock options was estimated using the average of the vesting period and contractual term. The expected stock price volatility is estimated by considering the Company’s own stock volatility for the period since March 31, 2004, the initial trading date. Expected dividends are the estimated dividend rate over the expected term of the stock options. At June 30, 2010 and June 30, 2009, the Company used a forfeiture rate of 0% due to the remaining recipient mix and their ability to hold the options until expiration.

At June 30, 2010 the Company had an aggregate of 102,555 options available for future issuance under the SOP.  As of June 30, 2010 there was $225,000 of unrecognized compensation cost related to nonvested stock options.  At June 30, 2010 the remaining cost was expected to be recognized over a weighted average period of 3.1 years.  Expense will vary based on actual forfeitures.

13.	EMPLOYEE STOCK OWNERSHIP PLAN

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

The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Shares issued to the ESOP are allocated to ESOP participants based on the proportion of debt service paid during the year. Principal and interest payments are scheduled to occur over a ten-year period. Principal contributions to the ESOP were $466,000 $448,000, and $429,000 for the years ended June 30, 2010, 2009, and 2008, respectively.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

During the years ended June 30, 2010, 2009, and 2008, 45,494 shares of stock with average fair values of $9.04, $8.43, and $11.94, per share were committed to be released.  Compensation expense was $411,000, $383,000, and $543,000 for the years ended June 30, 2010, 2009, and 2008, respectively.  Shares held by the ESOP are as follows:

	June 30,
	2010	2009
Allocated shares	284,338	238,844
Unearned shares	170,602	216,096
Total ESOP shares	454,940	454,940

Fair value of unearned shares (in thousands)	$1,549	$1,984

14.	INCOME TAXES

The components of income tax expense are as follows:

	Years ended June 30,
	2010	2009	2008
	(In thousands)
Current
Federal	$2,223	$2,327	$1,597
State	698	917	654
	2,921	3,244	2,251

Deferred
Federal	(1,188)	(362)	(91)
State	(347)	(127)	(27)
	(1,535)	(489)	(118)
Income tax expense	$1,386	$2,755	$2,133

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income due to the following:

	Years ended June 30,
	2010	2009	2008
	(In thousands)
Federal income tax at statutory rate	$1,607	$2,551	$2,040
State taxes, net of federal tax benefit	256	521	413
General business credit	(298)	(311)	(311)
Bank-owned life insurance	(166)	(162)	(153)
Stock options	51	119	89
RRP expenses	─	60	29
Other, net	(64)	(23)	26
Total	$1,386	$2,755	$2,133

Tax expense as a percentage of income before tax	29.3%	36.7%	35.5%

The Company’s total net deferred tax assets are as follows:

	June 30
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,147	$1,887
Accrued expenses	633	596
Accrued state income tax	305	269
RRP Plan	23	106
Premises and equipment	138	(2)
Other	376	166
Total deferred tax assets	4,622	3,022
Deferred tax liabilities:
Goodwill and other intangibles	(486)	(378)
Federal Home Loan Bank Stock dividends	(809)	(852)
Net unrealized gain on securities available-for-sale	(22)	(54)
Total deferred tax liabilities	(1,317)	(1,284)
Net deferred tax asset, included in other assets	$3,305	$1,738

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

No valuation allowance was provided on deferred tax assets as of June 30, 2010 and 2009.

As of June 30, 2010 and 2009, there were no unrecognized tax benefits.  There were no interest or penalties recorded in the income statement for the years ended June 30, 2010, 2009, and 2008.  There were no amounts accrued for interest and penalties at June 30, 2010 and 2009, respectively.

15.	CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to total assets (as defined). Management’s opinion, as of June 30, 2010, is that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2010 and 2009, the most recent notification from the OTS, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Minimum Capital Adequacy Requirements		Minimum Required to be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2010
Total capital (to risk-weighted assets)	$88,639	14.73%	$48,141	8.00%	$60,176	10.00%
Tier 1 capital (to risk-weighted assets)	81,111	13.48	24,070	4.00	36,106	6.00
Tier 1 (core) capital (to adjusted tangible assets)	81,111	9.42	34,425	4.00	43,031	5.00
June 30, 2009:
Total capital (to risk-weighted assets)	$80,077	13.32%	$48,096	8.00%	$60,120	10.00%
Tier 1 capital (to risk-weighted assets)	76,713	12.76	24,048	4.00	36,072	6.00
Tier 1 (core) capital (to adjusted tangible assets)	76,713	8.65	35,493	4.00	44,367	5.00

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital (in thousands):

	June 30,
	2010	2009
GAAP Equity	$84,524	$80,295
Goodwill and other intangibles (less deferred tax)	(3,413)	(3,582)
Tier 1 Capital	81,111	76,713
General allowance for loan losses	7,528	3,364
Total regulatory capital	$88,639	$80,077

OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as Kaiser Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding calendar years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted. The amount of retained earnings available for dividends was $10.6 million at June 30, 2010. Kaiser Federal Bank may pay dividends to K-Fed Bancorp in accordance with this general authority.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter.  Management believes that this test is met.

K-Fed Bancorp is not currently subject to prompt corrective action regulations.

16.	LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

The Company is a party to various legal actions normally associated with collections of loans and other business activities of financial institutions, the aggregate effect of which, in management’s opinion, would not have a material adverse effect on the financial condition or results of operations of the Company.

At June 30, 2010 and 2009, there were $31.8 million and $41.0 million, respectively, in cash and cash equivalents with balances in excess of insured limits.

Outstanding mortgage loan commitments at June 30, 2010 and 2009 amounted to $2.5 million and $4.6 million, respectively.  There were no fixed rate loan commitments at June 30, 2010 and $4.0 million of fixed rate loan commitments at June 30, 2009.  As of June 30, 2010 and 2009, commitments were issued at a weighted average rate of 6.18% and 5.49%, respectively. There were no commitments to purchase mortgage loans at June 30, 2010 and 2009.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Available credit on home equity and unsecured lines of credit is summarized as follows (in thousands):

	June 30,
	2010	2009
Home equity	$650	$157
Other consumer	1,647	2,755
	$2,297	$2,912

Commitments for home equity and unsecured lines of credit may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements of the Company. These commitments are not reflected in the financial statements.

17.	FAIR VALUE MEASUREMENTS

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the years ended June 30, 2010 and 2009.

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

Nonrecurring adjustments to certain real estate properties classified as real estate owned are measured at fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

As of June 30, 2010 and 2009, there were no liabilities measured at fair value.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Assets measured at fair value on a recurring basis are summarized in the following tables:

		Fair Value Measurements Using
Assets at June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$341	$—	$341	$—
Collateralized mortgage obligations (residential)	$1,949	$—	$1,949	$—

Assets at June 30, 2009

Available-for-sale securities
Mortgage-backed securities (residential)	$524	$—	$524	$—
Collateralized mortgage obligations (residential)	$3,712	$—	$3,712	$—

The following financial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$20,829	$—	$—	$20,829

Assets at June 30, 2009

Impaired loans	$3,855	$—	$—	$3,855

The following nonfinancial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Real estate owned	$429	$—	$—	$429

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $26.1 million at June 30, 2010 as compared to $5.1 million at June 30, 2009.  The fair value of collateral is calculated using a third party appraisal.  The valuation allowance for these loans was $5.3 million at June 30, 2010 as compared to $1.2 million at June 30, 2009.  An additional provision for loan losses of $5.1 million and $1.6 million was made for the year ended June 30, 2010 and June 30, 2009 relating to impaired loans.

Real estate owned is measured at fair value less estimated costs to sell at transfer.  If the fair value of the asset declines, a write-down is recorded through expense.  During the year ended June 30, 2010, the Company incurred a charge of $50,000 to reduce real estate owned to fair value.  During the year ended June 30, 2009, the Company did not incur any charges to reduce real estate owned to fair value.

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

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate fair value:

Securities

Estimated fair values for securities held-to-maturity are obtained from quoted market prices where available. Where quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

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
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

FHLB Advances

The fair values of the FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Other On-Balance Sheet Financial Instruments

Other on-balance sheet financial instruments include cash and cash equivalents, interest earning time deposits in other financial institutions, accrued interest receivable, FHLB stock and accrued expenses and other liabilities. The carrying value of each of these financial instruments is a reasonable estimation of fair value.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Off-Balance Sheet Financial Instruments

The fair values for the Company’s off-balance sheet loan commitments are estimated based on fees charged to others to enter into similar agreements taking into account the remaining terms of the agreements and credit standing of the Company’s customers. The estimated fair value of these commitments is not significant.

The estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

	June 30, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,560	$39,560	$73,705	$73,705
Interest earning time deposits in other financial institutions	19,267	19,267	25,508	25,508
Securities held-to-maturity	3,751	3,866	5,528	5,625
Federal Home Loan Bank stock	12,179	NA	12,649	NA
Loans receivable, net	737,156	745,906	743,020	767,255
Accrued interest receivable	3,234	3,234	3,402	3,402
Financial liabilities:
Deposits	630,694	637,684	566,193	575,638
Borrowings	137,000	141,773	207,004	215,677
State of California time deposit	—	—	25,000	25,320

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

18.	EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow (in thousands, except per share data):

	Years ended June 30,
	2010	2009	2008
Basic
Net income	$3,340	$4,749	$3,868
Weighted average common shares outstanding	13,097,701	13,129,422	13,570,411
Basic earnings per share	$0.26	$0.36	$0.29
Diluted
Net income	$3,340	$4,749	$3,868
Weighted average common shares outstanding for basic earnings per common share	13,097,701	13,129,422	13,570,411
Add: Dilutive effects of stock options	─	─	─
Average shares and dilutive potential common shares	13,097,701	13,129,422	13,570,411
Diluted earnings per common share	$0.26	$0.36	$0.29

RRP awards contain rights to nonforfeitable dividends and are considered participating securities.  RRP shares of 23,000, 53,780, and 66,560 are included in weighted average common shares outstanding for the years ended June 30, 2010, 2009, and 2008, respectively.  Stock options are not considered participating securities as they do not contain rights to nonforfeitable dividends.  Stock options for 454,400, 484,400, and 322,400 shares of common stock were not considered in computing diluted earnings per common share for the years ended June 30, 2010, 2009, and 2008, respectively, because to do so would be anti-dilutive.

19.	OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income components and related taxes were as follows (in thousands):

	Years ended June 30,
	2010	2009	2008
Net change unrealized holding (loss) gain on securities available-for-sale	$(76)	$97	$247
Tax effect	31	(40)	(101)
Other comprehensive (loss) income	$(45)	$57	$146

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

20.	CONDENSED CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following table sets forth our Company’s unaudited results of operations for the four quarters of 2010 and 2009.

	Three months ended
	September 30,	December 31,	March 31,	June 30,
	(In thousands, except share data)
Year ended June 30, 2010
Interest income	$11,320	$11,217	$11,251	$11,226
Interest expense	5,130	4,455	4,341	4,162
Net interest income	6,190	6,762	6,910	7,064
Provision for loan losses	865	5,650	2,272	1,080
Noninterest income	1,200	1,193	1,115	1,181
Other noninterest expense	4,273	4,320	4,250	4,179
Income (loss) before income tax	2,252	(2,015)	1,503	2,986
Income tax expense (benefit)	842	(809)	394	959
Net income (loss)	$1,410	$(1,206)	$1,109	2,027
Basic and Diluted earnings (loss) per share	$0.11	$(0.09)	$0.08	$0.15

Year ended June 30, 2009
Interest income	$11,505	$11,112	$11,284	$11,272
Interest expense	6,230	5,945	5,478	5,230
Net interest income	5,275	5,167	5,806	6,042
Provision for loan losses	363	984	660	579
Noninterest income	1,210	1,177	1,038	1,124
Other noninterest expense	3,935	3,965	4,218	4,631
Income before income tax	2,187	1,395	1,966	1,956
Income tax expense	778	464	772	741
Net income	$1,409	$931	$1,194	$1,215
Basic and Diluted earnings per share	$0.10	$0.07	$0.09	$0.10

The increase in the provision for loan losses for the three months ended March 31, 2010 and December 31, 2009 was primarily attributable to the significant increase in real estate loan delinquencies and troubled debt restructurings during the periods.  The increase in delinquencies and troubled debt restructurings was experienced primarily in one-to-four family residential mortgage loans as a result of the continued deterioration in the housing market, as well as declining general economic conditions and elevated unemployment levels.

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

21.	PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

    Condensed financial information of K-Fed Bancorp follows (in thousands):

CONDENSED BALANCE SHEETS

	June 30, 2010	June 30, 2009
Assets
Cash and cash equivalents	$5,448	$5,672
Securities available-for-sale	2,290	4,236
ESOP Loan	1,921	2,387
Investment in bank subsidiary	84,524	80,295
Accrued income receivable	10	18
Other assets	519	─
	$94,712	$92,608
Liabilities & Stockholders’ Equity
Accrued expenses and other liabilities	$7	$50
Stockholders’ equity	94,705	92,558
	$94,712	$92,608

CONDENSED STATEMENTS OF INCOME

	Years ended June 30,
	2010	2009	2008
Income
Interest on ESOP Loan	$88	$107	$125
Dividend from subsidiary	─	─	─
Interest on investment securities, taxable	160	305	498
Other interest and dividend income	16	15	49
Total income	264	427	672
Expenses
Terminated stock offering costs	─	─	1,279
Other operating expenses	357	364	241
Total operating expenses	357	364	1,520
(Loss) income before income taxes and equity in undistributed earnings of bank subsidiary	(93)	63	(848)
Income tax (benefit) expense	(38)	26	(334)
(Loss) income before equity in undistributed earnings of bank subsidiary	(55)	37	(514)
Equity in undistributed earnings of bank subsidiary	3,395	4,712	4,382
Net income	$3,340	$4,749	$3,868

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2010	2009	2008
Operating activities
Net income	$3,340	$4,749	$3,868
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(3,395)	(4,712)	(4,382)
Amortization of net premiums on investments	4	8	22
Net change in accrued income receivable	8	16	44
Net change in other assets	(517)	468	(360)
Net change in accrued expenses and other liabilities	(14)	10	(3)
Net cash (used in) provided by operating activities	(582)	539	(811)
Investing activities
Proceeds from maturities of available-for-sale investments	1,874	4,397	5,271
Net change in ESOP loan receivable	466	448	429
Net cash provided by investing activities	2,340	4,845	5,700

Financing activities
Dividends paid on common stock	(1,856)	(1,872)	(1,957)
Purchase of treasury stock	(126)	(1,845)	(4,963)
Net cash used in financing activities	(1,982)	(3,717)	(6,920)

Net change in cash and cash equivalents	(224)	1,667	(2,031)
Cash and cash equivalents at beginning of year	5,672	4,005	6,036
Cash and cash equivalents at end of year	$5,448	$5,672	$4,005

K-FED BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008

22.	PLAN OF CONVERSION AND REORGANIZATION

The Board of Directors of the MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) on May 27, 2010, as amended August 24, 2010.  The Plan is subject to the approval of the Company’s stockholders, the Bank’s depositors and the Office of Thrift Supervision.  Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public stock form.  The MHC will then no longer exist.  Pursuant to the Plan, the Company, which owns 100% of the Bank, also will be succeeded by a Maryland corporation, Kaiser Federal Financial Group, Inc.  As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering.  The existing publicly held shares of the Company, which represent the minority ownership interest in the Company, will be exchanged for new shares of common stock of Kaiser Federal Financial Group, Inc.  The exchange ratio will ensure that immediately after the conversion and public offering, the public stockholders of the Company will own the same aggregate percentage of Kaiser Federal Financial Group, Inc. that they owned immediately prior to that time, excluding any new shares purchased in the offering or cash paid in lieu of fractional shares.  When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by Kaiser Federal Financial Group, Inc.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the conversion and offering are not completed, any deferred costs will be charged to operations.  At June 30, 2010, the Company has included in Other Assets in the Consolidated Statements of Financial Condition $503,000 of capitalized costs related to the conversion and reorganization.