Form 10-Q
period 2010-09-30
K-FED BANCORP
filed 2010-11-15
CIK 1270985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Common Stock, $.01 par value – 13,290,200 shares outstanding as of November 15, 2010.

Form 10-Q

K-FED BANCORP

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(Dollars in thousands, except per share data)
	September 30, 2010	June 30, 2010
ASSETS
Cash and due from banks	$8,594	$7,785
Federal funds sold	70,010	31,775
Total cash and cash equivalents	78,604	39,560
Interest earning time deposits in other financial institutions	6,230	19,267
Securities available-for-sale, at fair value	1,916	2,290
Securities held-to-maturity, fair value of $3,542 and $3,866 at September 30, 2010 and June 30, 2010, respectively	3,408	3,751
Federal Home Loan Bank (FHLB) stock, at cost	11,711	12,179
Loans receivable, net of allowance for loan losses of $12,692 and $13,309 at September 30, 2010 and June 30, 2010, respectively	743,830	757,985
Accrued interest receivable	3,045	3,234
Premises and equipment, net	2,051	2,035
Core deposit intangible	70	85
Goodwill	3,950	3,950
Bank-owned life insurance	12,496	12,372
Real estate owned	1,142	1,373
Other assets	9,584	8,721
Total assets	$878,037	$866,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing	$57,726	$53,022
Interest bearing	582,258	577,672
Total deposits	639,984	630,694
Federal Home Loan Bank advances, short-term	97,000	77,000
Federal Home Loan Bank advances, long-term	40,000	60,000
Accrued expenses and other liabilities	4,899	4,403
Total liabilities	781,883	772,097
Commitments and contingent liabilities
Stockholders’ equity
Nonredeemable serial preferred stock, $.01 par value; 2,000,000 shares authorized; issued and outstanding — none	—	—
Common stock, $0.01 par value; 18,000,000 authorized; September 30, 2010 — 14,728,440 shares issued June 30, 2010 — 14,728,440 shares issued	147	147
Additional paid-in capital	59,542	59,513
Retained earnings	56,292	54,996
Accumulated other comprehensive income, net of tax	42	32
Unearned employee stock ownership plan (ESOP) shares	(1,592)	(1,706)
Treasury stock, at cost (September 30, 2010 — 1,438,240 shares; June 30, 2010 — 1,438,240 shares)	(18,277)	(18,277)
Total stockholders’ equity	96,154	94,705
Total liabilities and stockholders’ equity	$878,037	$866,802
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Interest income
Interest and fees on loans	$11,031	$11,033
Interest on securities, taxable	65	102
Federal Home Loan Bank dividends	14	27
Other interest	80	158
Total interest income	11,190	11,320
Interest expense
Interest on deposits	2,489	2,807
Interest on borrowings	1,589	2,323
Total interest expense	4,078	5,130
Net interest income	7,112	6,190
Provision for loan losses	750	865
Net interest income after provision for loan losses	6,362	5,325
Noninterest income
Service charges and fees	452	617
ATM fees and charges	504	450
Referral commissions	75	81
Loss on equity investment	(60)	(75)
Bank-owned life insurance	124	122
Other noninterest income	5	5
Total noninterest income	1,100	1,200
Noninterest expense
Salaries and benefits	2,233	2,142
Occupancy and equipment	585	598
ATM expense	451	411
Advertising and promotional	79	104
Professional services	256	183
Federal deposit insurance premiums	262	251
Postage	66	64
Telephone	175	181
Other operating expense	583	339
Total noninterest expense	4,690	4,273
Income before income tax expense	2,772	2,252
Income tax expense	1,008	842
Net income	$1,764	$1,410
Comprehensive income	$1,774	$1,405
Earnings per common share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11
The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
(Unaudited)

		Common Stock						Treasury Stock
	Comprehensive Income	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net	Unearned ESOP Shares	Shares	Amount	Total
Balance June 30, 2010		14,728,440	$147	$59,513	$54,996	$32	$(1,706)	(1,438,240)	$(18,277)	$94,705
Comprehensive income
Net income for the three months ended September 30, 2010	$1,764	—	—	—	1,764	—	—	—	—	1,764
Other comprehensive income – unrealized loss on securities, net of tax	10	—	—	—	—	10	—	—	—	10
Total comprehensive income	$1,774
Dividends declared ($0.11 per share) *		—	—	—	(468)	—	—	—	—	(468)
Stock options earned		—	—	21	—	—	—	—	—	21
Allocation of stock awards		—	—	27	—	—	—	—	—	27
Allocation of ESOP common stock		—	—	(19)	—	—	114	—	—	95
Balance September 30, 2010		14,728,440	$147	$59,542	$56,292	$42	$(1,592)	(1,438,240)	$(18,277)	$96,154

* K-Fed Mutual Holding Company waived its receipt of dividends on the 8,861,750 shares it owns.

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,764	$1,410
Adjustments to reconcile net income to net cash provided by operating activities:
(Accretion) Amortization of net premiums on securities	(1)	1
Accretion of net discounts on loan purchases	(9)	(1)
Amortization of net loan origination costs	27	16
Provision for loan losses	750	865
Gain on sale of REO	(2)	(8)
REO direct write-down	126	—
Depreciation and amortization	173	196
Amortization of core deposit intangible	15	19
Loss on equity investment	60	75
Increase in cash surrender value of bank-owned life insurance	(124)	(122)
Accretion of debt exchange costs	—	(4)
Allocation of ESOP common stock	95	102
Allocation of stock awards	27	108
Stock options earned	21	85
Net change in accrued interest receivable	189	1
Net change in other assets	(1,042)	39
Net change in accrued expenses and other liabilities	496	(87)
Net cash provided by operating activities	2,565	2,695

INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of available-for-sale securities	392	638
Proceeds from maturities and principal repayments of held-to-maturity securities	343	596
Net change in interest earning time deposits with other financial institutions	13,037	(2,614)
Net change in loans	12,954	(13,411)
Proceeds from sale of real estate owned	652	504
Redemption of FHLB stock	468	—
Purchases of premises and equipment	(189)	(60)
Net cash provided by (used in) investing activities	27,657	(14,347)

FINANCING ACTIVITIES
Repayment of FHLB advances	—	(60,000)
Dividends paid on common stock	(468)	(463)
Purchase of treasury stock	—	(6)
Net change in deposits	9,290	31,923
Net cash provided by (used in) financing activities	8,822	(28,546)

Net increase (decrease) in cash and cash equivalents	39,044	(40,198)
Beginning cash and cash equivalents	39,560	73,705
Ending cash and cash equivalents	$78,604	$33,507

The accompanying notes are an integral part of these unaudited consolidated financial statements

K-FED BANCORP AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business: K-Fed Bancorp (or the “Company”) is a majority-owned subsidiary of K-Fed Mutual Holding Company (the “Parent” or “MHC”). The Company and its Parent are holding companies. The Company’s sole subsidiary, Kaiser Federal Bank (or the “Bank”), is a federally chartered stock savings association, which provides retail and commercial banking services to individuals and business customers from its nine branch locations throughout California. While the Bank originates many types of residential and commercial real estate loans, the majority of its one-to-four family real estate loans have been purchased from other financial institutions.

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

The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the fiscal year ending June 30, 2011. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Adoption of New Accounting Standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC Topic 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 is effective at the start of the fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this guidance did not have a material impact upon the Company.

In June 2009, the FASB issued new authoritative guidance under Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17 which provides updates to ASC Topic 810, “Consolidations”  This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new guidance under ASC Topic 810 is effective at the start of the fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this guidance did not have a material impact upon the Company.

Newly Issued Accounting Standards:

In July 2010, the FASB amended existing guidance related to financing receivables and the allowance for credit losses, which requires further disaggregated disclosures that improve financial statement users’ understanding of 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position, but it will require expansion of the Company’s future disclosures.

Note 2 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and had an immaterial impact on the calculation for the three months ended September 30, 2010 and 2009.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

	Three months ended September 30,
	2010	2009
Basic	(Dollars in thousands, except per share data)
Net income	$1,764	$1,410
Weighted average common shares outstanding	13,119,722	13,088,485
Basic earnings per share	$0.13	$0.11

Diluted
Net income	$1,764	$1,410

Weighted average common shares outstanding	13,119,722	13,088,485
Dilutive effect of stock options	85	—
Average shares and dilutive potential common shares	13,119,807	13,088,485
Diluted earnings per share	$0.13	$0.11

For the three months ended September 30, 2010 and 2009 outstanding stock options to purchase 452,900 and 484,400 shares were anti-dilutive and not considered in computing diluted earnings per common share.

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

There were no financial or nonfinancial instruments transferred in or out of Level 1, 2, or 3 input categories during the three months ended September 30, 2010 and 2009.

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

As of September 30, 2010 and June 30, 2010, there were no liabilities measured at fair value.

Assets measured at fair value on a recurring basis are summarized in the following table:

		Fair Value Measurements Using
Assets at September 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities (residential)	$292	$—	$292	$—
Collateralized mortgage obligations (residential)	$1,624	$—	$1,624	$—

Assets at June 30, 2010:

Available-for-sale securities
Mortgage-backed securities (residential)	$341	$—	$341	$—
Collateralized mortgage obligations (residential)	$1,949	$—	$1,949	$—

The following financial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at September 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$15,316	$—	$—	$15,316

Assets at June 30, 2010:

Impaired loans	$20,829	$—	$—	$20,829

The following nonfinancial assets were measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
Assets at September 30, 2010:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Real estate owned	$464	$—	$—	$464

Assets at June 30, 2010:

Real estate owned	$429	$—	$—	$429

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $20.1 million at September 30, 2010 as compared to $26.1 million at June 30, 2010. The fair value of collateral is calculated using an independent third party appraisal. The valuation allowance for these loans was $4.7 million at September 30, 2010 as compared to $5.3 million at June 30, 2010. An additional provision for loan losses of $828,000 was made for the three months ended September 30, 2010 relating to impaired loans.

Real estate owned is measured at fair value less estimated costs to sell at transfer. If the fair value of the asset declines, a write-down is recorded through expense. During the three months ended September 30, 2010 the Company incurred a charge of $126,000 to reduce real estate owned to fair value. During the three months ended September 30, 2009, the Company did not incur any charges to reduce real estate owned to fair value.

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

The estimated fair values of the Company’s financial instruments are summarized as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$78,604	$78,604	$39,560	$39,560
Interest earning time deposits in other financial institutions	6,230	6,230	19,267	19,267
Securities held-to-maturity	3,408	3,542	3,751	3,866
Federal Home Loan Bank Stock	11,711	NA	12,179	NA
Loans receivable, net	728,514	750,959	737,156	756,778
Accrued interest receivable	3,045	3,045	3,234	3,234
Financial liabilities:
Deposits	639,984	648,750	630,694	637,684
Borrowings	137,000	140,998	137,000	141,773

Note 4 – Investments

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses		Amortized Cost
	(In thousands)
September 30, 2010
Mortgage-backed (residential):
Freddie Mac	$292	$9		$—	$283
Collateralized mortgage obligations (residential):
Freddie Mac	1,624	63		—	1,561
Total	$1,916	$72		$—	$1,844

June 30, 2010
Mortgage-backed (residential):
Freddie Mac	$341	$9	$	─	$332
Collateralized mortgage obligations (residential):
Freddie Mac	1,949	48		(3)	1,904
Total	$2,290	$57		$(3)	$2,236

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses		Fair Value
	(In thousands)
September 30, 2010
Mortgage-backed
Fannie Mae	$153	$2	$	─	$155
Freddie Mac	125	5		─	130
Ginnie Mae	58	2		─	60
Collateralized mortgage obligations
Fannie Mae	1,245	44		─	1,289
Freddie Mac	1,827	81		─	1,908
Total	$3,408	$134	$	─	$3,542

June 30, 2010
Mortgage-backed
Fannie Mae	$162	$2	$	─	$164
Freddie Mac	131	5		─	136
Ginnie Mae	60	2		─	62
Collateralized mortgage obligations
Fannie Mae	1,352	34		─	1,386
Freddie Mac	2,046	79		(7)	2,118
Total	$3,751	$122		$(7)	$3,866

There were no sales of securities during the three months ended September 30, 2010 or September 30, 2009.

Securities with unrealized losses at September 30, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Loss	Value		Loss		Value	Loss
(In thousands)
September 30, 2010
Description of Securities
Collateralized mortgage obligations	─	─		─		─	─	─
Total temporarily impaired	$ ─	$ ─	$	─	$	─	$ ─	$ ─

June 30, 2010
Description of Securities
Collateralized mortgage obligations	1,120	(10)		─		─	1,120	(10)
Total temporarily impaired	$1,120	$(10)	$	─	$	─	$1,120	$(10)

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

The unrealized losses relate principally to the general change in interest rates and liquidity, and not credit quality, that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management has the intent and ability to hold debt securities until recovery, which may be maturity, and it is not more than likely it will be required to sell the securities before their anticipated recovery, no declines in fair value are deemed to be other-than-temporary as of September 30, 2010 and June 30, 2010.

Note 5 – Loans

The composition of loans consists of the following (in thousands):

	September 30, 2010	June 30, 2010
Real Estate:
One-to-four family residential, fixed rate	$261,968	$276,995
One-to-four family residential, variable rate	56,569	58,636
Multi-family residential, variable rate	285,790	278,397
Commercial real estate, variable rate	112,946	113,458
	717,273	727,486
Consumer:
Automobile	26,294	29,492
Home equity	1,016	1,096
Other consumer loans, primarily unsecured	11,356	12,672
	38,666	43,260
Total loans	755,939	770,746
Deferred net loan origination costs	633	607
Net discounts on purchased loans	(50)	(59)
Allowance for loan losses	(12,692)	(13,309)
	$743,830	$757,985

The following is the activity in the allowance for loan losses (in thousands):

	Three months ended September 30,
	2010	2009
Balance, beginning of period	$13,309	$4,586
Provision for loan losses	750	865
Recoveries	35	36
Loans charged off	(1,402)	(190)
Balance, end of period	$12,692	$5,297

At September 30, 2010, non-accrual loans totaled $27.2 million, compared to $31.5 million at June 30, 2010. At September 30, 2010 and June 30, 2010, there were no loans past due more than 90 days and still accruing interest. Included in non-accrual loans are troubled debt restructurings of $10.3 million and $13.0 million at September 30, 2010 and June 30, 2010, respectively. There were no further commitments to customers whose loans are troubled debt restructurings at September 30, 2010 and June 30, 2010.

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

Individually impaired loans were as follows (in thousands):

	September 30, 2010	June 30, 2010
Loans with no allocated allowance	$7,126	$8,289
Loans with allocated allowance	20,061	26,120
	$27,187	$34,409

Total allowance for loan losses allocated	$4,745	$5,291

	Three months ended September 30,
	2010	2009
Monthly average of individually impaired loans during the period	$30,798	$11,081

Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management’s assessment of the ultimate collectability of the loan principal. Generally, interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current. For the three months ended September 30, 2010, income recorded on impaired loans totaled $200,000. For the three months ended September 30, 2009, income recorded on impaired loans totaled $28,000. Interest income recorded on impaired loans for all periods presented was recorded on a cash basis.

Note 6 – Plan of Conversion and Reorganization

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

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the conversion and offering are not completed, any deferred costs will be charged to operations.  At September 30, 2010, the Company has included in Other Assets in the Consolidated Statements of Financial Condition $783,000 of capitalized costs related to the conversion and reorganization.

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

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require Kaiser Federal Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks).  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like K-Fed Bancorp, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like K-Fed Bancorp.  These capital requirements are substantially similar to the capital requirements currently applicable to Kaiser Federal Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Market Area

Economic conditions remain weak both nationally and in our market area of California.  We continue to experience a downward pressure on home prices and California remains one of the highest in the nation for foreclosure activity.  California, in particular has experienced significant declines in real estate values and elevated unemployment rates.  Unemployment rates in California increased to 12.4% in September 2010 as compared to 12.3% in June 2010 and 12.1% in September 2009.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010.

Assets. Total assets increased $11.2 million, or 1.3% to $878.0 million at September 30, 2010 from $866.8 million at June 30, 2010. The increase primarily reflected growth in cash and cash equivalents, offset by a decrease in time deposits in other financial institutions, a decrease in our investment securities portfolio and a decrease in our net loans. Total cash and cash equivalents increased $39.0 million, or 98.5% to $78.6 million at September 30, 2010 from $39.6 million at June 30, 2010.  The increase in cash and cash equivalents was primarily a result of maturing time deposits in other financial institutions, net loan repayments and increased deposits being invested in cash equivalents.

Interest earning time deposits in other financial institutions decreased $13.0 million, or 67.7% to $6.2 million at September 30, 2010 from $19.3 million at June 30, 2010.  Time deposits in other financial institutions were not renewed in anticipation of $52.0 million in FHLB Advances maturing in October and November 2010.

Our investment securities portfolio decreased $717,000, or 12.0% to $5.3 million at September 30, 2010 from $6.0 million at June 30, 2010. The decrease was attributable to maturities and normal repayments of principal on our mortgage-backed securities and collateralized mortgage obligations.

Our net loan portfolio decreased by $14.2 million, or 1.9% to $743.8 million at September 30, 2010 from $758.0 million at June 30, 2010 due primarily to a decrease in one-to-four family real estate loans.  One-to-four family real estate loans decreased $17.1 million, or 5.1% to $318.5 million at September 30, 2010 from $335.6 million at June 30, 2010. Multi-family loans increased $7.4 million, or 2.7% to $285.8 million at September 30, 2010 from $278.4 million at June 30, 2010. Commercial real estate loans decreased $512,000 or 0.5% to $112.9 million at September 30, 2010 from $113.5 million at June 30, 2010. Other loans which are comprised primarily of automobile loans decreased $4.6 million, or 10.6% to $38.7 million at September 30, 2010 from $43.3 million at June 30, 2010. Real estate loans comprised 94.9% of the total loan portfolio at September 30, 2010, compared with 94.4% at June 30, 2010.

Deposits. Total deposits increased $9.3 million, or 1.5% to $640.0 million at September 30, 2010 from $630.7 million at June 30, 2010. The growth was comprised of increases of $2.4 million in certificates of deposit, $3.9 million in checking and savings accounts and $3.0 million in money market accounts.

Borrowings. Advances from the FHLB of San Francisco remain unchanged for September 30, 2010 and June 30, 2010 at $137.0 million.

Stockholders’ Equity.  Stockholders’ equity increased $1.5 million to $96.2 million at September 30, 2010 from $94.7 million at June 30, 2010 primarily as a result of $1.8 million in net income for the three months ended September 30, 2010 and the allocation of ESOP shares, stock awards, and stock options totaling $143,000.  This increase was partially offset by the payment of dividends of $468,000 ($0.11 per share).

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the quarter ended September 30, 2010 and 2009, respectively.

	For the three months ended September 30,
		2010 (1)			2009 (1)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(2)	$750,626	$11,031	5.88%	$754,024	$11,033	5.85%
Securities	5,712	65	4.55%	9,069	102	4.50%
Federal funds sold	55,451	32	0.23%	50,180	38	0.30%
Federal Home Loan Bank stock	11,945	14	0.47%	12,649	27	0.85%
Interest-earning deposits in other financial institutions	13,822	48	1.39%	35,361	120	1.36%
Total interest-earning assets	837,556	11,190	5.34%	861,283	11,320	5.26%
Noninterest earning assets	39,497			44,025
Total assets	$877,053			$905,308

INTEREST-BEARING LIABILITIES
Money market	$123,188	$229	0.74%	$112,042	$309	1.10%
Savings deposits	132,083	133	0.40%	131,513	192	0.58%
Certificates of deposit	325,626	2,127	2.61%	293,292	2,306	3.14%
Borrowings	137,000	1,589	4.64%	214,502	2,323	4.33%
Total interest-bearing liabilities	717,897	4,078	2.27%	751,349	5,130	2.73%
Noninterest bearing liabilities	63,783			60,665
Total liabilities	781,680			812,014
Equity	95,373			93,294
Total liabilities and equity	$877,053			$905,308
Net interest/spread		$7,112	3.07%		$6,190	2.53%

Margin(3)			3.40%			2.87%

Ratio of interest-earning assets to interest bearing liabilities	116.67%			114.63%

(1) Yields earned and rates paid have been annualized.
(2) Calculated net of deferred fees, loss reserves and includes non-accrual loans.
(3) Net interest income divided by interest-earning assets.

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009.

General. Net income for the three months ended September 30, 2010 was $1.8 million, an increase of $354,000 as compared to net income of $1.4 million for the three months ended September 30, 2009. Earnings per basic and diluted common share were $0.13 for the three months ended September 30, 2010, compared to $0.11 for the three months ended September 30, 2009.  The increase in net income resulted from an increase in net interest income and a reduction in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income decreased $130,000, or 1.2%, to $11.2 million for the three months ended September 30, 2010 from $11.3 million for the three months ended September 30, 2009.  The decrease in interest income was primarily due to a decline in the average balance of interest-earning assets which decreased by $23.7 million from $861.3 million for the quarter ended September 30, 2009 to $837.6 million for the quarter ended September 30, 2010, and was partially offset by an 8 basis point increase in the average yield on interest-earning assets from 5.26% for the quarter ended September 30, 2009 as compared to 5.34% for the quarter ended September 30, 2010.

Interest Expense. Interest expense decreased $1.1 million, or 21.6% to $4.1 million for the three months ended September 30, 2010 from $5.1 million for the three months ended September 30, 2009. The decrease was primarily attributable to a 46 basis point decline in the average cost of interest bearing liabilities from 2.73% for the three months ended September 30, 2009 to 2.27% for the three months ended September 30, 2010 as a result of low interest rates during the period. The decrease in interest expense was also the result of a decline in the average balance of borrowings of $77.5 million, or 36.1%, to $137.0 million for the three months ended September 30, 2010 from $214.5 million for the three months ended September 30, 2009. The decline was the result of scheduled FHLB advance repayments and was funded with available liquidity and increased deposits.

Provision for Loan Losses. Our provision for loan losses decreased to $750,000 for the three months ended September 30, 2010 compared to $865,000 for the three months ended September 30, 2009. The provision for loan losses for the three months ended September 30, 2010 was comprised of a decrease of $78,000 in general valuation allowances and an increase of $828,000 in specific valuation allowances.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by various trends, including current economic conditions.

Noninterest Income. Our noninterest income decreased by $100,000, or 8.3% to $1.1 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009.  The decrease in noninterest income was primarily a result of a decrease in service charges and fees as a result of recent regulatory changes on overdraft charges partially offset by an increase in ATM fees and charges.

Noninterest Expense. Our noninterest expense increased $417,000, or 9.7% to $4.7 million for the three months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009. The increase in noninterest expense was primarily due to increases in REO and foreclosure expenses.  REO and foreclosure expenses increased $192,000 to $183,000 for the three months ended September 30, 2010 from a gain of $9,000 for the three months ended September 30, 2009.

Income Tax Expense. Income tax expense increased $166,000, or 19.7% to $1.0 million for the three months ended September 30, 2010 compared to $842,000 for the three months ended September 30, 2009. This increase was primarily the result of higher pretax income for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The effective tax rate was 36.4% and 37.4% for the three months ended September 30, 2010 and 2009, respectively.

Asset Quality

While delinquency rates are elevated over historical levels, we continue our disciplined lending practices including our strict adherence to a long standing regimented credit culture that emphasizes the consistent application of underwriting standards to all loans. In this regard, we fully underwrite all loans based on an applicant’s employment history, credit history and an appraised value of the subject property. With respect to loans we purchased in the past, we underwrote each loan based upon our own underwriting standards prior to making the purchase.

The following underwriting guidelines, among other things, have been used by the Bank as underwriting tools to further limit the Bank’s potential loss exposure:

•	All variable rate one-to-four family residential loans are underwritten using the fully indexed rate.
•	We only lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans.
•	We only lend up to 70% of the appraised value or purchase price for multi-family residential loans.

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

All of our real estate loans are secured by properties located in California.  The following tables set forth our real estate loans and non-accrual real estate loans by county:

Real Estate Loans by County as of September 30, 2010
County	One-to-four family	Multi-family residential	Commercial	Total	Percent

Los Angeles	$120,629	$214,869	$65,295	$400,793	55.89%
Orange	54,563	21,681	28,366	104,610	14.58
San Diego	27,997	16,843	2,665	47,505	6.62
Riverside	14,206	6,825	9,327	30,358	4.23
San Bernardino	13,768	16,419	4,163	34,350	4.79
Santa Clara	23,309	573	—	23,882	3.33
Alameda	12,629	63	464	13,156	1.83
Other	51,436	8,517	2,666	62,619	8.73
Total	$318,537	$285,790	$112,946	$717,273	100.00%

Non-accrual Real Estate Loans by County as of September 30, 2010
County	One-to-four family	Multi-family residential	Commercial	Total	Percent of Non-accrual to Loans in Each Category

Los Angeles	$7,175	$—	$—	$7,175	1.79%
Orange	2,444	—	—	2,444	2.34
San Diego	3,036	—	2,665	5,701	12.00
Riverside	2,626	230	—	2,856	9.41
San Bernardino	2,620	2,214	—	4,834	14.07
Santa Clara	703	—	—	703	2.94
Alameda	982	—	—	982	7.46
Other	2,492	—	—	2,492	3.98
Total	$22,078	$2,444	$2,665	$27,187	3.79%

At September 30, 2010, $198.8 million, or 62.4% of our one-to-four family residential mortgage portfolio was serviced by others.  As a result of a higher level of delinquent loans nationwide, third party servicers have been unable to service and in certain circumstances foreclose on properties in a timely manner.  Currently, we track the servicing of these loans on our core mortgage servicing system.  We have hired additional experienced mortgage loan workout staff and reallocated existing staff to monitor the collection activity of the servicers and perform direct customer outreach when a loan becomes 30 days past due.  In many instances, our role has been to provide direction to the third party servicers regarding loan modification requests and to develop collection plans for individual loans, while maintaining contact with the borrower.  Due to a number of factors, including the high rate of loan delinquencies, we believe our servicers have not vigorously pursued collection efforts on our behalf.  We have been unsuccessful in negotiating the transfer of these servicing rights to us and are currently pursuing legal action.  We have filed legal suit against Bank of America and CitiMortgage seeking to obtain the transfer of servicing rights on $195.5 million of loans serviced by others.  In anticipation of this effort, we have hired additional staff in the real estate loan servicing area.

The following table presents information concerning the composition of the one-to-four family residential loan portfolio by servicer at September 30, 2010:

	Amount	Percent	Non-performing	Percent of Non-accrual to Loans in Each Category
	(Dollars in thousands)

Purchased and serviced by others	$198,791	62.41%	$15,263	7.68%
Purchased and servicing transferred to us	27,212	8.54	2,912	10.70
Originated and serviced by us	92,534	29.05	3,903	4.22
Total	$318,537	100.00%	$22,078	6.93%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.
	Loans Delinquent :
	60-89 Days		90 Days or More		Total Delinquent Loans
	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount
	(Dollars in thousands)
At September 30, 2010
Real estate loans:
One-to-four family	2	$755	29	$12,102	31	$12,857
Multi-family	—	—	1	1,757	1	1,757
Commercial	—	—	—	—	—	—
Other loans:
Automobile	2	22	3	17	5	39
Home equity	—	—	—	—	—	—
Other	3	3	—	—	3	3
Total loans	7	$780	33	$13,876	40	$14,656

At June 30, 2010
Real estate loans:
One-to-four family	3	$1,297	33	$13,373	36	$14,670
Multi-family	—	—	2	2,786	2	2,786
Commercial	—	—	—	—	—	—
Other loans:
Automobile	4	35	—	—	4	35
Home equity	—	—	1	63	1	63
Other	—	—	2	4	2	4
Total loans	7	$1,332	38	$16,226	45	$17,558

At June 30, 2009
Real estate loans:
One-to-four family	6	$2,212	14	$6,220	20	$8,432
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans:
Automobile	3	16	—	—	3	16
Home equity	—	—	—	—	—	—
Other	11	16	6	11	17	27
Total loans	20	$2,244	20	$6,231	40	$8,475

Delinquent loans 60 days or more past due decreased to $14.7 million or 1.94% of total loans at September 30, 2010 from $17.6 million or 2.28% of total loans at June 30, 2010.  Delinquent one-to-four family residential loans decreased to $12.9 million at September 30, 2010 from $14.7 million at June 30, 2010.  The decrease in delinquent one-to-four family residential loans was a result of loans sold by borrowers through negotiated short sales and loans foreclosed on by the Bank.  Delinquent multi-family loans decreased to $1.8 million at September 30, 2010 from $2.8 million at June 30 2010.  The decrease in delinquent multi-family loans was a result of a loan foreclosed on by the Bank.

Non-Performing Assets. Non-performing assets consist of non-accrual loans and foreclosed assets. All loans past due 90 days and over are classified as non-accrual. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due. On non-accrual loans, interest income is not recognized until actually collected. At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income. Non-accrual loans also include certain troubled debt restructurings.

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

The following table sets forth the amounts and categories on our non-performing assets at the dates indicated.

	At September 30,	At June 30,	At June 30,
	2010	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family	$15,111	$15,561	$6,766
Multi-family	1,757	2,786	—
Commercial	—	—	—
Other loans:
Automobile	17	—	—
Home equity	—	63	—
Other	—	4	11
Troubled debt restructurings:
One-to-four family	6,967	9,193	1,859
Multi-family	687	1,179	235
Commercial	2,665	2,665	—
Total non-accrual loans	27,204	31,451	8,871

Real estate owned and repossessed assets:
Real estate:
One-to-four family	714	1,373	496
Multi-family	428	—	—
Commercial	—	—	—
Other:
Automobile	—	—	3
Home equity	—	—	—
Other	—	—	—
Total real estate owned and repossessed assets	1,142	1,373	499

Total non-performing assets	$28,346	$32,824	$9,370
Ratios:
Non-accrual loans to total loans (1)	3.60%	4.08%	1.18%

Non-performing assets to total assets	3.23%	3.79%	1.05%

(1) Total loans are net of deferred fees and costs

We continue to work with responsible borrowers to keep their properties and as a result we have restructured $10.3 million in mortgage loans of which $8.4 million were performing in accordance with their revised contractual terms at September 30, 2010.  All restructured loans were reported as non-accrual at September 30, 2010.  Troubled debt restructured loans are reported as non-accrual until we are reasonably assured of repayment and sustained performance according to the modified terms.  At September 30, 2010 there were $5.1 million of multi-family and commercial real estate loans (“income property”), on non-accrual for which specific valuation allowances of $885,000 have been applied.  Included in the $5.1 million of income property loans on non-accrual at September 30, 2010 were three multi-family loans totaling $2.4 million and a commercial real estate loan totaling $2.7 million. The commercial real estate loan was current at September 30, 2010 but had previously experienced cash flow problems and remains on non-accrual.

At September 30, 2010, there were three multi-family residential loans on non-accrual. The first multi-family residential loan was made to one borrower with a principal balance of $1.8 million at September 30, 2010 located in Adelanto, California  The loan was over 90 days delinquent and had a court appointed receiver in place to manage the property and collect the rents during the judicial foreclosure process.  The remaining two multi-family residential loans on non-accrual were in the amount of $687,000 in the aggregate and were troubled debt restructurings at September 30, 2010.  At September 30, 2010, we had one non-accruing commercial real estate loan with a balance of $2.7 million secured by a strip mall in San Diego, California, which was current at September 30, 2010, but had previously experienced cash flow problems.  The level of non-accrual loans has impacted our determination of the allowance for loan losses at September 30, 2010. Non-accrual loans are assessed to determine impairment. Loans that are found to be impaired are individually evaluated and a specific valuation allowance is applied.

Classified Assets.  We regularly review potential problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 5.65% of our total assets at September 30, 2010, as compared to 5.84% of our total assets at June 30, 2010.  The aggregate amount of our classified and special mention assets at the dates indicated were as follows:

	September 30, 2010	June 30, 2010
	(Dollars in thousands)
Classified and Special Mention Assets:
Loss	$11	$9
Doubtful	59	43
Substandard	37,936	40,513
Special Mention	11,561	10,043
Total	$49,567	$50,608

The decrease in classified assets was consistent with the decreases in delinquent loans and non-performing assets noted above.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. In accordance with generally accepted accounting principles the allowance is comprised of both specific and general valuation allowances.

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

Our income property loans are less seasoned, and therefore, to-date we have not incurred material charge-offs and our delinquency history on income property loans has been less than our one-to-four family real estate loans.  In addition, the multi-family portfolio has been a significant growth area in our loan portfolio during 2010.  For income property loans we review the debt service coverage ratios, seasoning and peer group data.  In 2010, we expanded our migration analysis to include the credit loss migration from published sources, including both the Office of Thrift Supervision (“OTS”) and Federal Deposit Insurance Corporation, in order to determine the allowance for loan losses on income property loans, given the characteristics of the peer group as compared to our portfolio.  Due to the loss experience of our peer group over the past year, our analysis of debt service coverage ratios, and the growth of our income property loans year over year, the general valuation portion of our income property loan portfolio increased to $4.4 million at September 30, 2010, compared to $3.9 million at June 30, 2010.

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

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows.

	September 30, 2010		June 30, 2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family	$7,265	42.14%	$7,821	43.55%
Multi-family	3,683	37.81	3,643	36.12
Commercial	1,559	14.94	1,599	14.72
Other loans:
Automobile	167	3.48	185	3.83
Home equity	1	0.13	7	0.14
Other	17	1.50	54	1.64
Total allowance for loan losses	$12,692	100.00%	$13,309	100.00%

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

Our liquidity, represented by cash and cash equivalents, interest earning accounts and mortgage-backed and related securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances and previously used State of California time deposits, to leverage our capital base and provide funds for our lending and investment activities as well as enhance our interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, we maintain a strategy of investing in various lending products. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed and related securities. At September 30, 2010, total approved loan commitments amounted to $2.4 million, which included the unadvanced portion of loans of $2.2 million.

Certificates of deposit and advances from the FHLB of San Francisco scheduled to mature in one year or less at September 30, 2010, totaled $188.8 million and $97.0 million, respectively. Based on historical experience, management believes that a significant portion of maturing deposits will remain with Kaiser Federal Bank and we anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

At September 30, 2010, we had available additional advances from the FHLB of San Francisco in the amount of $162.0 million. We also had an available line of credit with the Federal Reserve Bank of $76.0 million at September 30, 2010, which has not been drawn upon.

Capital

The table below sets forth Kaiser Federal Bank’s capital position relative to its OTS capital requirements at September 30, 2010 and June 30, 2010. The definitions of the terms used in the table are those provided in the capital regulations issued by the OTS.

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$90,480	15.25%	$47,463	8.00%	$59,328	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	83,058	14.00	23,731	4.00	35,597	6.00
Tier 1 (core) capital (to adjusted tangible assets)	83,058	9.53	34,878	4.00	43,598	5.00

	Actual		Minimum Capital Requirements		Minimum required to be Well Capitalized Under Prompt Corrective Actions Provisions
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$88,639	14.73%	$48,141	8.00%	$60,176	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	81,111	13.48	24,070	4.00	36,106	6.00
Tier 1 (core) capital (to adjusted tangible assets)	81,111	9.42	34,425	4.00	43,031	5.00

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to continue as a “well capitalized” institution in accordance with regulatory standards. At September 30, 2010, Kaiser Federal Bank was a “well-capitalized” institution under regulatory standards.

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

The asset/liability management committee generally meets every other week to discuss, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The asset/liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and economic value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and economic value of portfolio equity that are authorized by the board of directors of Kaiser Federal Bank. The asset/liability management committee recommends appropriate strategy changes based on this review. The chairman or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least monthly.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on: (1) maintaining an adequate level of adjustable rate loans; (2) originating a reasonable volume of short-term and intermediate-term loans; (3) managing our deposits to establish stable deposit relationships; and (4) using FHLB advances, and pricing on fixed-term non-core deposits to align maturities and repricing terms.

At times, depending on the level of general interest rates, the relationship between long-term and short-term interest rates, market conditions and competitive factors, the asset/liability management committee may determine to increase our interest rate risk position somewhat in order to maintain our net interest margin.

An independent third party provides Kaiser Federal Bank with the information presented in the following table, which is based on information provided by Kaiser Federal Bank. It presents the change in Kaiser Federal Bank’s net portfolio value at September 30, 2010 that would occur upon an immediate change in interest rates without giving effect to any steps that management might take to counteract that change.

Change in interest rates in basis points (“bp”) (Rate shock in rates) (1)	September 30, 2010
		Estimated Increase (Decrease) in NPV			NPV as a percentage of Present Value of Assets (3)
	Estimated NPV (2)	Amount	Percent		NPV ratio (4)	Increase (Decrease) (basis points)
	(Dollars in thousands)
+300 bp	$37,916	$(61,594)	(62	) %	4.79%	(629	) bp
+200 bp	59,030	(40,480)	(41)		7.13	(395)
+100 bp	81,588	(17,922)	(18)		9.43	(165)
0 bp	99,510	—	—		11.08	—
-100 bp	112,675	13,165	13		12.18	110

(1) Assumes an instantaneous uniform change in interest rates at all maturities. (2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. (3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets. (4) NPV Ratio represents NPV divided by the present value of assets.

The analysis uses certain assumptions in assessing interest rate risk.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the fair values of certain assets under differing interest rate scenarios, among other things.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material liability as a result of this litigation or any material impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans*	Maximum Number of Shares That May Yet be Purchased Under the Plan
07/1/09 – 07/31/09	—	—	—	89,105
08/1/09 – 08/31/09	—	—	—	89,105
09/1/09 – 09/30/09	600	9.17	139,849	88,505
10/1/09 – 10/31/09	—	—	—	88,505
11/1/09 – 11/30/09	175	8.66	140,024	88,330
12/1/09 – 12/31/09	12,301	8.66	152,325	76,029
01/1/10 – 01/31/10	—	—	—	76,029
02/1/10 – 02/28-10	107	8.70	152,432	75,922
03/1/10 – 03/31/10	80	8.78	152,512	75,842
04/1/10 – 04/30/10	—	—	—	75,842
05/1/10 – 05/31/10	1,125	10.04	153,637	74,717
06/1/10 – 06/30/10	—	—	—	74,717
07/1/10 – 07/31/10	—	—	—	74,717
08/1/10 – 08/31/10	—	—	—	74,717
09/1/10 – 09/30/10	—	—	—	74,717

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

Dated: November 15, 2010
BY: /s/ K. M. Hoveland
K. M. Hoveland
President, Chief Executive Officer

BY: /s/ Dustin Luton
Dustin Luton
Chief Financial Officer